Form 10QSB
period 1995-03-30
MISSION VALLEY COMFORT SUITES LTD
filed 1995-05-12
CIK 810661

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                            Form 10-Q

(MARK ONE)

   /X/      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995
                                    OR

   / /      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM          to
            COMMISSION FILE NUMBER:   33-11224-LA

                  MISSION VALLEY COMFORT SUITES LTD.,
                   A CALIFORNIA LIMITED PARTNERSHIP
(Exact name of small business issuer as specified in its charter)

           CALIFORNIA                         33-0213497
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)         Identification Number)

     3145 Sports Arena Blvd.
         San Diego, CA                          92110
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code:(619) 226-1212

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                   Yes   X     No
                       -----      -----

State the number of limited partnership interests outstanding as of the latest practicable date:  5,900

                 PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Incorporated herein is the following unaudited financial information:

     Balance Sheet as of March 31, 1995 and December 31, 1994.

     Statement of Operations for the three-month periods ended
March 31, 1995 and March 31, 1994.

     Statement of Cash Flows for the three-month periods ended
March 31, 1995 and March 31, 1994.

     Notes to Financial Statements.

                MISSION VALLEY COMFORT SUITES LTD.
                 A California Limited Partnership
                           Balance Sheet
                            (Unaudited)
                             (Part 1)

                                        March 31,    December 31,
          ASSETS                          1995           1994


 Cash and cash equivalents              $   45,817    $   29,042
 Accounts receivable                        25,821        22,589
 Operating Supplies                         14,835        14,718
 Prepaid expenses                           24,445        33,956
 Due from affiliates (Note 4)                    0        12,565
                                        ----------    ----------

Total Current Assets                       110,918       112,870
                                        ----------    ----------

Investment property, at cost:
 Building and improvements               4,482,611     4,482,611
 Furniture, fixtures and equipment       1,112,223     1,111,831
                                        ----------    ----------

                                         3,938,445     3,938,445

 Less accumulated depreciation           1,849,193     1,809,354
                                        ----------    ----------
   Total Investment property, net
    of accumulated depreciation          3,745,641     3,785,088

Franchise fees, net (Note 3)                33,542        34,167
Construction in Progress                    60,694             0
                                        ----------    ----------

                                        $3,950,795    $3,932,125
                                        ----------    ----------
                                        ----------    ----------

         See accompanying notes to financial statements.

                MISSION VALLEY COMFORT SUITES LTD.
                 A California Limited Partnership
                          Balance Sheet
                            (Part 2)

         LIABILITIES AND                March 31,    December 31,
    PARTNER'S CAPITAL ACCOUNTS            1995           1994


Current liabilities:
 Current portion of long-term debt      $    6,449    $    6,322
 Accounts payable and accrued expenses      43,988        49,673
 Accrued expenses                            5,948        11,264
 Due to affiliates (Note 4)                 13,823         5,879
                                        ----------    ----------

Total current liabilities                   64,260        61,874
                                        ----------    ----------

Long-term debt, less current portion       242,097       243,758
Deferred rent liability (Note 6)         1,535,515     1,542,933
                                        ----------    ----------

Total liabilities                        1,841,872     1,848,565

Partners' capital accounts:
 General Partners:
  Capital contributions                     31,210        31,210
  Cumulative net earnings                 (163,023)     (165,559)
  Cumulative cash distributions           (133,640)     (133,640)
                                        ----------    ----------

                                          (265,453)     (267,989)
Limited partners:
 Capital contributions,
  net of offering costs                  5,117,287     5,117,287
 Cumulative net earnings                (1,467,203)   (1,490,030)
 Cumulative cash distributions          (1,275,708)   (1,275,708)
                                        ----------    ----------

                                         2,374,376     2,351,549
                                        ----------    ----------

Total partners' capital accounts         2,108,923     2,083,560
                                        ----------    ----------

                                        $3,950,795    $3,932,125
                                        ----------    ----------
                                        ----------    ----------

         See accompanying notes to financial statements.

                  MISSION VALLEY COMFORT SUITES LTD.,
                   A California Limited Partnership
                        Statement of Operations
                             (Unaudited)

                                          THREE MONTHS ENDED
                                               MARCH 31,
                                     ----------------------------
                                        1995              1994
                                     ----------        ----------
Revenues:
  Room revenues                      $  388,280        $  348,888
  Phone revenues                         12,207            11,321
  Interest income                            54               225
  Other income                            4,151             3,715
                                     ----------        ----------
                                        404,692           364,149
                                     ----------        ----------


Expenses:
  Property operating expenses           133,027           135,427
  Depreciation                           39,839            38,493
  General and Administrative             49,336            46,230
  Amortization                              625               625
  Management fees                        24,263            21,835
  Royalties and advertising              29,785            29,054
  Real estate taxes                      12,751            15,603
  Interest expense                        5,109             6,525
  Lease expense                          54,625            53,836
  Marketing                               9,964            12,971
  Repairs and maintenance                20,005            15,744
                                     ----------        ----------
                                       379,329           376,343
                                     ----------        ----------

Net earnings                         $   25,363        $ (12,194)
                                     ----------        ----------
                                     ----------        ----------

Net earnings per limited
 partnership interest                $     3.87        $   (1.86)
                                     ----------        ----------
                                     ----------        ----------

           See accompanying notes to financial statements.

                                      MISSION VALLEY COMFORT SUITES LTD.,
                                       A California Limited Partnership
                                            Statement of Cash Flows
                                                  (Unaudited)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                      -----------------------------
                                                                         1995               1994
                                                                      ----------         ----------
Cash flows from operating activities:
  Net earnings                                                        $   25,363         $  (12,194)
  Adjustments to reconcile net earnings to cash:
    Depreciation and amortization                                         40,464             39,118
    (Increase) decrease in:
      Accounts receivable                                                 (3,232)              (624)
      Operating supplies                                                    (117)              (487)
      Prepaid expenses                                                     9,511             37,522

    Increase (decrease) in:
      Accounts payable and accrued expenses                               (5,685)             1,570
      Due to/from Affiliates                                              20,509             11,448
      Deferred rent liability                                             (7,418)            (7,430)
                                                                      ----------         ----------

        Net cash provided by (used in) operating activities               79,395             68,923
                                                                      ----------        -----------
                                                                      ----------         ----------
Cash flows from investing activities:
  Investment property expenditures                                       (61,086)            (2,922)
                                                                      ----------         ----------

        Net cash used in investing activities                            (61,086)            (2,922)
                                                                      ----------         ----------

Cash flows from financing activities:
  Payments of notes payable                                               (1,534)                 0
  Cash distributions to partners                                               0                  0
                                                                      -----------        ----------

        Net cash provided by (used in) financing activities               (1,534)                 0
                                                                      ----------         ----------

        Net decrease in cash and cash equivalents                         16,775             66,001

Cash and cash equivalents at beginning of period                          29,042             41,360
                                                                      ----------         ----------

Cash and cash equivalents at end of period                            $   45,817         $  107,361
                                                                      ----------         ----------
                                                                      ----------         ----------


                               See accompanying notes to financial statements.

               MISSION VALLEY COMFORT SUITES LTD.,
                A California Limited Partnership
                  Notes to Financial Statements
                          March 31, 1995
                           (Unaudited)


Readers of this quarterly report should refer to the partnership audited financial statements and annual report Form 10-KSB (File No. 33-11224-LA) for the period ended December 31, 1994, as certain footnote disclosures which would substantially duplicate those contained in such financial reports have been omitted from this report.

1.  THE PARTNERSHIP AND A SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Mission Valley Comfort Suites Ltd., A California Limited Partnership (the Partnership), formerly Motels of America Series
X), a California Limited Partnership, was formed on September 18, 1987 pursuant to the California Revised Uniform Limited Partnership Act. The purpose of the Partnership is to construct, own, and operate a 122-room "suites only" motel under a franchise agreement with Quality Inns International, Inc. The motel was opened in September 1988.

The following is a summary of the Partnership's significant accounting policies:

    Cash and Cash Equivalents

The Partnership considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

    Investment Property

Investment property is recorded at cost. Depreciation is computed using the straight-line method based on estimated useful lives of 5 to 35 years. Maintenance and repair costs are expensed as incurred, while significant improvements, replacements, and major renovation are capitalized.

    Franchise Fees

Franchise fees are amortized over the 20-year life of the franchise agreement.

    Income Taxes

No provision for income taxes has been made as any liability for such taxes would be that of the partners rather than the Partnership.



                                                      (Continued)
                              7

               MISSION VALLEY COMFORT SUITES LTD.,
                A California Limited Partnership
            Notes to Financial Statements, Continued


    Net Income per Interest

Net income per interest is based upon the 90% allocated to limited partners divided by 5,900 limited partner interests outstanding throughout the year.

2.  PARTNERSHIP AGREEMENT

Net income or loss and cash distributions from operations of the Partnership are allocated 90% to the limited partners and 10% to the general partner. Profits from the sale or other disposition of Partnership property are to be allocated to the general partner until its capital account equals zero; thereafter, to the limited partners until their capital accounts equal their capital contributions reduced by prior distributions of cash from sale or refinancing plus an amount equal to a cumulative but not compounded annual 8% return thereon which cumulative return shall be reduced (but not below zero) by the aggregate amount of prior distributions of cash available for distribution; thereafter, gain shall be allocated 15% to the general partner and 85% to the limited partners. Loss from sale shall be allocated 1% to the general partner and 99% to the limited partners.

3.  FRANCHISE AGREEMENT

The Partnership has entered into a twenty-year franchise agreement with Quality Inns International, Inc. to provide the Partnership with consultation in the areas of design, construction and operation of the motel. The agreement required the payment of initial franchise fees of $50,000 and requires ongoing royalty and chain-affiliated advertising fees based on a percentage of gross room revenues.

4.  RELATED PARTY TRANSACTIONS

The motel is operated pursuant to a management agreement with GHG. The agreement provides for the payment of monthly management fees of 6% of gross revenues.

The Partnership has agreed to reimburse GHG for certain expenses related to services performed in maintaining the books and administering the affairs of the Partnership.

GHG and an affiliate, GMS Management Services, Inc. (GMS), allocate to the Partnership certain marketing, accounting, and maintenance salaries and certain other expenses directly related to the operation of the Partnership.

Fees and reimbursements for partnership administration expenses paid to GHG and GMS for the three months ended March 31, 1995 and
March 31, 1994 are as follows:
                                                      (Continued)
                                8

               MISSION VALLEY COMFORT SUITES LTD.,
                A California Limited Partnership
            Notes to Financial Statements, Continued


4.  RELATED PARTY TRANSACTIONS (Continued)

                                   3/31/95    3/31/94
                                   -------    -------
         Management Fees           $24,263    $21,835
         Reimbursement for
           partnership admini-
           stration expenses       $ 8,105    $ 9,886


In addition, all motel employees are paid by GMS.  The
Partnership reimburses GMS for the wages of these employees plus a one percent processing fee.

At March 31, 1995, $13,823 was due from GHG and GMS relating to reimbursement for these operating expenses.

5.  LONG-TERM DEBT

The Partnership had a note payable to its land lessor with a principal balance of $200,000 which was due May 1, 1991. The note required monthly interest payments at 15%. As of April 1, 1993, the Partnership had not made monthly interest payments on this note since May 1, 1991, and accrued interest totalled $60,000. As of April 1, 1993, the note payable was amended to add the accrued interest to the principal balance so that the new principal balance was $260,000. This balance is payable over approximately 20 years in monthly installments of $2,175 including 8% interest. The note is secured by a trust deed on the Partnership's motel.

Principal payments on this note are due as follows:

             1995           $  6,322
             1996              6,847
             1997              7,415
             1998              8,031
             1999              8,697
             Thereafter      212,768
                            --------
                            $250,080
                            --------
                            --------



                                                      (Continued)

               MISSION VALLEY COMFORT SUITES LTD.,
                A California Limited Partnership
            Notes to Financial Statements, Continued


6.  LEASE

The Partnership leases the land underlying its motel under an operating lease which expires in 2046. As of December 31, 1992, rents were subject to annual increases based on the greater of 2 1/2% or the increase in the Consumer Price Index. The total minimum rentals over the life of the lease, including the effects of the 2-1/2% minimum annual increases, were being recognized on the straight-line basis as required by generally accepted accounting principles. Effective April 1, 1993, the lease was amended to lower the rent payment to $20,000 per month. Rents are still subject to annual increases based on the increase in the Consumer Price Index, but the maximum annual increase is 5% and there is no minimum annual increase. As a result of this amendment to the lease agreement, a deferred rent liability of $1,594,894, which was incurred prior to April 1, 1993, is being credited to income on a straight-line basis over the remaining term of the lease. The Partnership is required to pay real estate taxes, insurance, and maintenance for the leased land and improvements thereon.

Future minimum lease payments are due as follows:

             1995            $   248,172
             1996                248,172
             1997                248,172
             1998                248,172
             1999                248,172
             Thereafter       11,643,403
                             -----------
                             $12,884,263
                             -----------
                             -----------

7.  ADJUSTMENTS

In the opinion of the general partners, all adjustments
(consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of and for the three months ended March 31, 1995.

8.  SUBSEQUENT EVENT

In May 1995, the Partnership paid a distribution of $26,999.79 to the limited partners.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Financial Condition:

On February 6, 1987, the Partnership commenced its public offering pursuant to its Prospectus. On March 21, 1988, the Partnership completed the public offering. The Partnership received $5,117,287 (net of offering costs of $782,713) from the sale of limited partnership interests. These funds were available for investment in property, to pay legal fees and other costs related to the investments, to pay operating expenses, and for working capital. A portion of the proceeds were used to acquire and construct the 122-room "suites only" motel on 1.93 acres of land, subject to a 60-year lease expiring in 2046.

As a result of cost overruns related to the acquisition and construction of the motel, the Partnership borrowed $200,000 from the party that is the lessor under its land lease. The note is payable in monthly installments of $2,175, including interest at 8%, over a 20-year period.

In 1994, the Partnership was notified by its franchisor, Quality Inns International, Inc., that it was required to make certain improvements to its motel property. In addition, the Partnership decided to make certain discretionary improvements to its motel property. The total estimated cost of these improvements was approximately $111,900. Management made some of these improvements in 1994, and plans to make the remainder in 1995 to the extent of available cash. Approximately $25,000 of these improvements remained to be made as of March 31, 1994.

The deferred rent liability represents amounts accrued under the Partnership's land lease prior to April 1, 1993. Under the original land lease, annual rent increases were based on the greater of 2-1/2% or the increase in the Consumer Price Index. The Partnership was required by generally accepted accounting principles to record rent expense and a deferred rent liability based on projecting the 2-1/2% minimum annual rent increase over the 60-year term of the lease. Effective April 1, 1993, the land lease was amended. Under the amended land lease, monthly rent payments were reduced from $30,138 per month to $20,000 per month. Annual rent increases are based on the lesser of the increase in the Consumer Price Index or 5%, and there is no minimum annual increase. Rent expense under the amended lease is significantly lower than under the previous lease. In addition, the deferred rent liability accrued prior to April 1, 1993 is being credited to income on a straight-line basis over the remaining term of the lease.



                                                      (Continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

Results of Operations:

For the three months ended March 31, 1995, room revenues were $388,280, the occupancy rate was 65.14% and the average daily rate was $54.29. This compares to the three months ended March 31, 1994 when room revenues were $348,888, the occupancy rate was 57.54% and the average daily rate was $55.22.

City-wide occupancy rates are expected to increase slightly in 1995. The Mission Valley area still remains overbuilt and downtown San Diego has become an alternative destination for both corporate and leisure travelers. To help prevent occupancy rates from falling, the Partnership has run advertisements in Los Angeles and Phoenix offering competitive, lower rates. The Partnership has increased its sales efforts to travel agents, group tours and other leisure travelers, as well as to business. San Diego is hosting several city-wide conventions during the summer months which should generate high rates at the motel, and the property manager continues to participate in co-op advertising committees to gain more exposure for the motel.

Until March 31, 1993, rent expense on the land lease was based on a straight-line recognition of the total minimum rentals over the life of the lease including the effects of a 2-1/2% minimum annual increase. Due to changes in the lease agreement, effective April 1, 1993, rent expense is based on amounts currently payable, and there is no deferred rent expense. The deferred rent liability, which was incurred prior to April 1, 1993, is being credited to income over the remaining term of the lease.

The effect of current operations on liquidity was net cash provided by operating activities of $79,395 for the three months ended March 31, 1995 and $68,923 for the three months ended March
31, 1994.

Seasonality:

The motel business is seasonal with the third quarter being the strongest due to the tourist business and the last half of the fourth quarter and the first half of the first quarter being the weakest.

                          SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(REGISTRANT)        MISSION VALLEY COMFORT SUITES LTD.,
                    A California Limited Partnership
                    By:  GHG Hospitality, Inc.
                         Corporate General Partner

BY (SIGNATURE)      /s/ J. Mark Grosvenor
(NAME AND TITLE)    J. Mark Grosvenor, President and Director
(DATE)              May 5, 1995

BY (SIGNATURE)      /s/ Sylvia Mellor Clark
(NAME AND TITLE)    Controller and Director
(DATE)              May 5, 1995