Form 10QSB
period 1995-06-30
MISSION VALLEY COMFORT SUITES LTD
filed 1995-08-14
CIK 810661

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                            Form 10-Q

(MARK ONE)

   /X/      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995
                                    OR

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

     Balance Sheet as of June 30, 1995 and December 31, 1994.

     Statement of Operations for the three- and six-month periods ended June 30, 1995 and June 30, 1994.

     Statement of Cash Flows for the six-month periods ended
June 30, 1995 and June 30, 1994.

     Notes to Financial Statements.

                MISSION VALLEY COMFORT SUITES LTD.
                 A California Limited Partnership
                           Balance Sheet
                            (Unaudited)
                             (Part 1)

                                        June 30,     December 31,
          ASSETS                          1995           1994


 Cash and cash equivalents              $   65,231    $   29,042
 Accounts receivable                        30,573        22,589
 Operating Supplies                         15,199        14,718
 Prepaid expenses                           23,337        33,956
 Due from affiliates (Note 4)                7,505        12,565
                                        ----------    ----------

Total Current Assets                       141,845       112,870
                                        ----------    ----------

Investment property, at cost:
 Building and improvements               4,525,812     4,482,611
 Furniture, fixtures and equipment       1,173,325     1,111,831
                                        ----------    ----------

                                         5,699,137     5,594,442

 Less accumulated depreciation           1,889,033     1,809,354
                                        ----------    ----------
   Total Investment property, net
    of accumulated depreciation          3,810,104     3,785,088

Construction in Progress                         0             0
Franchise fees, net (Note 3)                32,917        34,167
                                        ----------    ----------

                                        $3,984,866    $3,932,125
                                        ----------    ----------
                                        ----------    ----------

         See accompanying notes to financial statements.

                MISSION VALLEY COMFORT SUITES LTD.
                 A California Limited Partnership
                          Balance Sheet
                           (unaudited)
                            (Part 2)

         LIABILITIES AND                 June 30,    December 31,
    PARTNER'S CAPITAL ACCOUNTS             1995          1994


Current liabilities:
 Notes payable (Note 5)                 $    6,322    $    6,322
 Accounts payable and accrued expenses      64,026        49,673
 Due to affiliates (Note 4)                      0         5,879
                                        ----------    ----------

Total current liabilities                   70,348        61,874
                                        ----------    ----------

Long-term debt, less current portion       240,660       243,758
Deferred rent liability (Note 6)         1,528,097     1,542,933
                                        ----------    ----------

Total liabilities                        1,839,105     1,848,565

Partners' capital accounts:
 General Partners:
  Capital contributions                     31,210        31,210
  Cumulative net earnings                 (156,339)     (165,559)
  Cumulative cash distributions           (136,640)     (133,640)
                                        ----------    ----------

                                          (261,769)     (267,989)
Limited partners:
 Capital contributions,
  net of offering costs                  5,117,287     5,117,287
 Cumulative net earnings                (1,407,049)   (1,490,030)
 Cumulative cash distributions          (1,302,708)   (1,275,708)
                                        ----------    ----------

                                         2,407,530     2,351,549
                                        ----------    ----------

Total partners' capital accounts         2,145,761     2,083,560
                                        ----------    ----------

                                        $3,984,866    $3,932,125
                                        ----------    ----------
                                        ----------    ----------

         See accompanying notes to financial statements.

                                           MISSION VALLEY COMFORT SUITES LTD.,
                                            A California Limited Partnership
                                                 Statement of Operations
                                                       (Unaudited)

                                          THREE MONTHS ENDED                   SIX MONTHS ENDED
                                               JUNE 30,                            JUNE 30,
                                     ----------------------------        ----------------------------
                                        1995              1994              1995              1994
                                     ----------        ----------        ----------        ----------
Revenues:
  Room revenues                      $  457,243        $  405,847        $  845,523        $  754,735
  Phone revenues                          8,351             9,774            20,558            21,095
  Interest income                             0               288                54               513
  Other income                            6,003             4,296            10,154             8,011
                                     ----------        ----------        ----------        ----------
                                        471,597           420,205           876,289           784,354
                                     ----------        ----------        ----------        ----------

Expenses:
  Property operating expenses           146,388           144,913           279,415           280,340
  Depreciation                           39,840            38,494            79,679            76,987
  General and Administrative             45,555            46,244            94,891            92,474
  Amortization                              625               625             1,250             1,250
  Management fees                        28,307            25,195            52,57O            47,030
  Royalties and advertising              34,329            42,513            64,114            71,567
  Real estate taxes                      11,951            16,152            24,702            31,755
  Interest expense                        5,078             3,743            10,187            10,268
  Lease expense                          54,625            53,836           109,250           107,672
  Marketing                              12,654            13,901            22,618            26,872
  Repairs and maintenance                25,405            15,863            45,410            31,607
                                     ----------        ----------        ----------        ----------
                                       404,757            401,479           784,086           777,822
                                     ----------        ----------        ----------        ----------

Net earnings                         $   66,840        $   18,726        $   92,203        $    6,532
                                     ----------        ----------        ----------        ----------
                                     ----------        ----------        ----------        ----------

Net earnings per limited
 partnership interest                $    10.20        $    2.86         $    14.06        $     1.00
                                     ----------        ----------        ----------        ----------
                                     ----------        ----------        ----------        ----------

                            See accompanying notes to financial statements.

                                      MISSION VALLEY COMFORT SUITES LTD.,
                                       A California Limited Partnership
                                            Statement of Cash Flows
                                                  (Unaudited)

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                      -----------------------------
                                                                         1995               1994
                                                                      ----------         ----------
Cash flows from operating activities:
  Net earnings                                                        $   92,203         $    6,532
  Adjustments to reconcile net earnings to cash:
    Depreciation and amortization                                         80,929             78,237
    (Increase) decrease in:
      Accounts receivable                                                (10,313)            (4,948)
      Operating supplies                                                    (481)              (327)
      Prepaid expenses                                                    10,619             15,748

    Increase (decrease) in:
      Accounts payable and accrued expenses                               14,351)             3,192
      Due to Affiliates                                                     (819)               137
      Deferred rent liability                                            (14,836)           (14,860)
                                                                      ----------         ----------

        Net cash provided by (used in) operating activities              171,653             83,711
                                                                      ----------        -----------
                                                                      ----------         ----------
Cash flows from investing activities:
  Investment property expenditures                                      (102,366)           (10,779)
                                                                      ----------         ----------

        Net cash used in investing activities                           (102,366)           (10,779)
                                                                      ----------         ----------

Cash flows from financing activities:
  Proceeds/(Payments) of notes payable                                    (3,098)            (2,860)
  Cash distributions to partners                                         (30,000)           (29,998)
                                                                      -----------        ----------

        Net cash provided by (used in) financing activities              (33,098)           (32,858)
                                                                      ----------         ----------

        Net decrease in cash and cash equivalents                         36,189             40,074

Cash and cash equivalents, beginning of period                            29,042             41,360
                                                                      ----------         ----------

Cash and cash equivalents at end of period                            $   65,231         $   81,434
                                                                      ----------         ----------
                                                                      ----------         ----------



                               See accompanying notes to financial statements.

               MISSION VALLEY COMFORT SUITES LTD.,
                A California Limited Partnership
                  Notes to Financial Statements
                           June 30, 1995
                           (Unaudited)


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

1.  THE PARTNERSHIP AND A SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Mission Valley Comfort Suites Ltd., A California Limited Partnership (the Partnership), (formerly Motels of America Series
X), a California Limited Partnership, was formed on September 18, 1987 pursuant to the California Revised Uniform Limited Partnership Act. The purpose of the Partnership is to construct, own, and operate a 122-room "suites only" motel under a franchise agreement with Quality Inns International, Inc. The motel was opened in September 1988.

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

Fees and reimbursements for partnership administration expenses paid to GHG and GMS for the three months ended June 30, 1995 and June 30, 1994 and for the six months ended June 30, 1995 and June 30, 1994 are as follows:
                                                      (Continued)
                                8

               MISSION VALLEY COMFORT SUITES LTD.,
                A California Limited Partnership
            Notes to Financial Statements, Continued


4.  RELATED PARTY TRANSACTIONS (Continued)

                        Three Months Ended      Six Months Ended
                        ------------------     ------------------
                        6/30/95    6/30/94     6/30/95    6/30/94
                        -------    -------     -------    -------
Management Fees         $28,307    $25,195     $52,570    $47,030
Reimbursement for
  partnership admini-
  stration expenses     $ 8,106    $ 7,214     $16,211    $17,100


In addition, all motel employees are paid by GMS.  The
Partnership reimburses GMS for the wages of these employees plus a one percent processing fee.

At June 30, 1995, $7,505 was due from GHG and GMS relating to reimbursement for these operating expenses.

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
                             -----------
                             $12,884,263
                             -----------
                             -----------

7.  ADJUSTMENTS

In the opinion of the general partners, all adjustments
(consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of and for the six months ended June 30, 1995.

8.  SUBSEQUENT EVENT

In August 1995, the Partnership paid a distribution of $58,501.02 to the limited partners.

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

In 1994, the Partnership was notified by its franchisor, Quality Inns International, Inc., that it was required to make certain improvements to its motel property. In addition, the Partnership decided to make certain discretionary improvements to its motel property. The total estimated cost of these improvements was approximately $111,900. Management made some of these improvements in 1994 and the remainder in 1995.

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








                                                      (Continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

Results of Operations:

For the three months ended June 30, 1995, room revenues were $457,243, the occupancy rate was 69.2% and the average daily rate was $59.52. This compares to the three months ended June 30 1994 when room revenues were $405,847, the occupancy rate was 64.05% and the average daily rate was $57.07.

For the six months ended June 30, 1995, room revenues were $845,523, the occupancy rate was 67.18% and average daily rate was $57.00. This compares to June 30, 1994 with room revenues of $754,735, occupancy rate of 60.81% and average daily rate of $56.20.

City-wide occupancy rates are expected to increase slightly in 1995. The Mission Valley area still remains overbuilt and downtown San Diego has become an alternative destination for both corporate and leisure travelers. To help prevent occupancy rates from falling, the Partnership has run advertisements in Los Angeles and Phoenix offering competitive, lower rates. The Partnership has increased its sales efforts to travel agents, group tours and other leisure travelers, as well as to business. San Diego hosted several city-wide conventions during June 1995 that increased occupancy and average daily room rates compared to 1994 and 1993. Management expects the remaining summer months of 1995 to be increased over 1994 and 1993 but not as significantly increased as this quarter ended June 30, 1995. The property manager continues to participate in co-op advertising committees to gain more exposure for the motel.

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

The effect of current operations on liquidity was net cash provided by operating activities of $171,653 for the six months ended June 30, 1995 and $83,711 for the six months ended June 30, 1994.

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


(REGISTRANT)        MISSION VALLEY COMFORT SUITES LTD.,
                    A California Limited Partnership
                    By:  GHG Hospitality, Inc.
                         Corporate General Partner

BY (SIGNATURE)      /s/ J. Mark Grosvenor
(NAME AND TITLE)    J. Mark Grosvenor, President and Director
(DATE)              August 11, 1995

BY (SIGNATURE)      /s/ Sylvia Mellor Clark
(NAME AND TITLE)    Controller and Director
(DATE)              August 11, 1995