Form 10QSB
period 1995-09-30
MISSION VALLEY COMFORT SUITES LTD
filed 1995-11-13
CIK 810661

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                            Form 10-Q

(MARK ONE)

   /X/      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995
                                    OR

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

     Balance Sheet as of September 30, 1995 and December 31,
1994.

     Statement of Operations for the three- and nine-month periods ended September 30, 1995 and September 30, 1994.

     Statement of Cash Flows for the three- and nine-month periods ended September 30, 1995 and September 30, 1994.

     Notes to Financial Statements.

                MISSION VALLEY COMFORT SUITES LTD.
                 A California Limited Partnership
                           Balance Sheet
             September 30, 1995 and December 31, 1994
                            (Unaudited)
                             (Part 1)

                                      September 30,  December 31,
          ASSETS                          1995           1994


Cash and cash equivalents              $  212,014    $   29,042
Accounts receivable                        28,806        22,589
Operating supplies                         15,994        14,718
Prepaid expenses                            5,389        33,956
Due from Affiliates (note 4)                    0         2,565
                                       ----------    ----------

Total current assets                      262,203       112,870

Investment property, at cost:
 Building and improvements               4,540,795     4,482,611
 Furniture, fixtures & equipment         1,172,013     1,111,831
                                       -----------   -----------

                                         5,712,808     5,594,442

 Less accumulated depreciation           1,931,872     1,809,354
                                       -----------   -----------

   Total investment property, net
    of accumulated depreciation          3,780,936     3,785,088

Construction in progress                         0             0
Franchise fees, net (note 3)                32,292        34,167
                                       -----------   -----------

                                       $ 4,075,431   $ 3,932,125
                                       ===========   ===========


         See accompanying notes to financial statements.

                MISSION VALLEY COMFORT SUITES LTD.
                 A California Limited Partnership
                          Balance Sheet
             September 30, 1995 and December 31, 1994
                           (Unaudited)
                            (Part 2)


         LIABILITIES AND               September 30, December 31,
    PARTNER'S CAPITAL ACCOUNTS             1995          1994


Current liabilities:
 Notes payable (Note 5)                 $    6,322    $    6,322
 Accounts payable and accrued expenses      58,614        49,673
 Due to Affiliates (note 4)                 18,106         5,879
                                        ----------    ----------

Total current liabilities                   83,042        61,874
                                        ----------    ----------

Long-term debt, less current portion       239,064       243,758
Deferred rent liability (note 6)         1,520,679     1,542,933
                                        ----------    ----------

Total liabilities                        1,842,785     1,848,565

Partners' capital accounts:
 General partners:
  Capital contributions                     31,210        31,210
  Cumulative net earnings                 (141,150)     (165,559)
  Cumulative cash distributions           (143,140)     (133,640)
                                        ----------    ----------

                                          (253,080)     (267,989)
 Limited partners:
  Capital contributions,
   net of offering costs                 5,117,287     5,117,287
  Cumulative net earnings               (1,270,353)   (1,490,030)
  Cumulative cash distributions         (1,361,208)   (1,275,708)
                                        ----------    ----------

                                         2,485,726     2,351,549
                                        ----------    ----------

Total partners' capital accounts         2,232,646     2,083,560
                                        ----------    ----------

                                        $4,075,431    $3,932,125
                                        ==========    ==========

         See accompanying notes to financial statements.

                                           MISSION VALLEY COMFORT SUITES LTD.,
                                            A California Limited Partnership
                                                 Statement of Operations
                                                       (Unaudited)

                                          THREE MONTHS ENDED                  NINE MONTHS ENDED
                                             SEPTEMBER 30,                       SEPTEMBER 30,
                                     ----------------------------        ----------------------------
                                        1995              1994              1995              1994
                                     ----------        ----------        ----------        ----------
Revenues:
  Room revenues                      $  577,963        $  537,816        $1,423,486        $1,292,551
  Phone revenue                          12,037            11,436            32,595            32,531
  Interest income                           451               544               505             1,057
  Other income                           11,216             7,691            21,370            15,702
                                     ----------        ----------        ----------        ----------

                                        601,667           557,487         1,477,956         1,341,841
                                     ----------        ----------        ----------        ----------

Expenses:
  Property operating expenses           171,164           173,749           450,579           454,089
  Depreciation                           42,839            38,493           122,518           115,480
  General and administrative             45,022            38,974           139,913           131,448
  Amortization                              625               625             1,875             1,875
  Management fees                        36,073            33,417            88,643            80,447
  Royalties and advertising              45,250            43,154           109,364           114,721
  Real estate taxes                      11,951            15,353            36,653            47,108
  Interest expense                        5,230             5,168            15,417            15,436
  Lease expense                          54,625            53,836           163,875           161,508
  Marketing                              18,494            14,838            41,112            41,710
  Repairs & Maintenance                  18,511            16,196            63,921            47,803
                                     ----------        ----------        ----------        ----------

                                        449,784           433,803         1,233,870         1,211,625
                                     ----------        ----------        ----------        ----------

Net earnings                         $ $151,883        $  123,684        $  244,086        $  130,216
                                     ----------        ----------        ----------        ----------
                                     ----------        ----------        ----------        ----------

Net earnings per limited
 partnership interest                $    23.17        $    18.87        $    37.23        $    19.86
                                     ----------        ----------        ----------        ----------
                                     ----------        ----------        ----------        ----------









                            See accompanying notes to financial statements.

                                      MISSION VALLEY COMFORT SUITES LTD.,
                                       A California Limited Partnership
                                            Statement of Cash Flows
                                         Three Months and Nine Months
                                Ended September 30, 1995 and September 30, 1994
                                                  (Unaudited)

                                                           THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                              SEPTEMBER 30,                      SEPTEMBER 30,
                                                      ----------------------------        ----------------------------
                                                         1995              1994              1995              1994
                                                      ----------        ----------        ----------        ----------


Cash flows from operating activities:
  Net earnings                                        $  151,883        $  123,684        $  244,086        $  130,216
  Adjustments to reconcile net income to cash:
    Depreciation and amortization                         43,464            39,118           124,393           117,355
    (Increase) decrease in:
      Accounts receivable                                  1,767            (6,472)           (6,217)          (11,420)
      Operating supplies                                    (795)             (193)           (1,276)             (520)
      Prepaid expenses                                    17,948            15,918            28,567            31,666


    Increase (decrease) in:
      Accounts payable and accrued expenses               (5,412)          (23,863)            8,941           (20,671)

      Due to Affiliates                                   25,611             2,795            24,792             2,932

      Deferred rent liability                             (7,418)           (7,430)          (22,254)          (22,290)
                                                      ----------        ----------        ----------        ----------

        Net cash provided by (used in)
          operating activities                           227,048           143,557           401,032           227,268
                                                      ----------        ----------        ---------        ----------

Cash flows from investing activities:
  Investment property expenditures                       (13,671)                0          (118,366)          (10,779)
                                                      ----------        ----------         ---------        ----------

        Net cash used in investing activities            (13,671)                0          (118,366)          (10,779)
                                                      ----------        ----------         ---------        ----------

Cash flows from financing activities:
  Proceeds/(Payments) of notes payable                    (1,596)           (1,474)           (4,694)           (4,334)
  Cash distributions to partners                         (65,000)          (50,000           (95,000)          (79,998)
                                                      ----------        ----------         ---------        ----------

        Net cash provided by (used in)
       financing activities                           (66,596)          (51,474)          (99,694)          (84,332)
                                                      ----------        ----------         ---------        ----------

        Net increase in cash and cash equivalents        146,783            92,084           182,972           132,158

Cash and cash equivalents, beginning of period            65,231            81,434            29,042            41,360
                                                      ----------        ----------         ---------        ----------

Cash and cash equivalents, end of period              $  212,014        $  173,518         $ 212,014         $ 173,518
                                                      ----------        ----------         ---------        ----------
                                                      ----------        ----------         ---------        ----------



                               See accompanying notes to financial statements.

               MISSION VALLEY COMFORT SUITES LTD.,
                A California Limited Partnership
                  Notes to Financial Statements
                       September 30, 1995
                          (Unaudited)


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

Fees and reimbursements for partnership administration expenses paid to GHG and GMS for the three months ended September 30, 1995 and September 30, 1994 and for the nine months ended September 30, 1995 and September 30, 1994 are as follows:



                                                      (Continued)
                                8

               MISSION VALLEY COMFORT SUITES LTD.,
                A California Limited Partnership
            Notes to Financial Statements, Continued


4.  RELATED PARTY TRANSACTIONS (Continued)

                        Three Months Ended      Nine Months Ended
                        ------------------     ------------------
                        9/30/95    9/30/94     9/30/95    9/30/94
                        -------    -------     -------    -------
Management Fees         $36,073    $33,417     $88,643    $80,447
Reimbursement for
  partnership admini-
  stration expenses    $ 8,106    $ 8,550     $24,316    $25,650


In addition, all motel employees are paid by GMS. The Partnership reimbursed GMS $76,032 for the wages of these employees plus a one percent processing fee.

At September 30, 1995, $18,106 was due to GHG and GMS relating to reimbursement for these operating expenses.

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
                            --------
                            $250,080
                            --------
                            --------


                                                      (Continued)

               MISSION VALLEY COMFORT SUITES LTD.,
                A California Limited Partnership
            Notes to Financial Statements, Continued


6.  LEASE

The Partnership leases the land underlying its motel under an operating lease which expires in 2046. As of December 31, 1992, rents were subject to annual increases based on the greater of 2-1/2% or the increase in the Consumer Price Index. The total minimum rentals over the life of the lease, including the effects of the 2-1/2% minimum annual increases, were being recognized on the straight-line basis as required by generally accepted accounting principles. Effective April 1, 1993, the lease was amended to lower the rent payment to $20,000 per month. Rents are still subject to annual increases based on the increase in the Consumer Price Index, but the maximum annual increase is 5% and there is no minimum annual increase. As a result of this amendment to the lease agreement, deferred rent liability of $1,594,894, which was incurred prior to April 1, 1993, is being credited to income on a straight-line basis over the remaining term of the lease. The balance of deferred rent liability at September 30, 1995 is $1,520,679. The Partnership is required to pay real estate taxes, insurance, and maintenance for the leased land and improvements thereon.

Future minimum land lease is to be expensed as follows:

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
                             -----------
                             $12,884,263
                             -----------
                             -----------

7.  ADJUSTMENTS

In the opinion of the general partners, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of and for the nine months ended September 30, 1995.

8.  SUBSEQUENT EVENT

In November 1995, the Partnership paid a distribution of $130,501.42 to the limited partners.

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



















                                                      (Continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations:

For the three months ended September 30, 1995, room revenues were $577,963, the occupancy rate was 83.56% and the average daily rate was $61.62. This compares to the three months ended September 30, 1994 when room revenues were $537,816, the occupancy rate was 81.06% and the average daily rate was $59.11.

For the nine months ended September 30, 1995, room revenues were $1,423,486, the occupancy rate was 72.67% and average daily rate was $58.81. This compares to September 30, 1994 with room revenues of $1,292,551, occupancy rate of 67.64% and average daily rate of $57.38.

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

The effect of current operations on liquidity was net cash provided by operating activities of $401,032 for the nine months ended September 30, 1995 and $227,268 for the nine months ended September 30, 1994.

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


(REGISTRANT)        MISSION VALLEY COMFORT SUITES LTD.,
                    A California Limited Partnership
                    By:  GHG Hospitality, Inc.
                         Corporate General Partner

BY (SIGNATURE)      /s/ J. Mark Grosvenor
(NAME AND TITLE)    J. Mark Grosvenor, President and Director
(DATE)              November 10, 1995

BY (SIGNATURE)      /s/ Sylvia Mellor Clark
(NAME AND TITLE)    Controller
(DATE)              November 10, 1995