Form 10KSB
period 1995-12-31
MISSION VALLEY COMFORT SUITES LTD
filed 1996-03-28
CIK 810661

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               Form 10-KSB

               ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
               For the Fiscal Year Ended December 31, 1995

                    Commission File No.: 33-11224-LA

  Mission Valley Comfort Suites Ltd., A California Limited Partnership
             (Name of small business issuer in its charter)

          California                          33-0213497
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
 incorporation or organization)

3145 Sports Arena Blvd., San Diego, California         92110
(Address of principal executive offices)            (Zip Code)

Issuer's telephone number:   (619) 226-1212

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                    Limited Partnership Interests
                           (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          / X /  Yes  /  /  No

State issuer's revenues for its most recent fiscal year: $1,883,264

The aggregate market value of the voting securities held by non-affiliates is not determinable as there is no established market and the securities have only limited voting rights.

State the number of limited partnership interests outstanding as of December 31, 1995: 5,900 interests held by 918 limited partners.

DOCUMENT INCORPORATED BY REFERENCE

Definitive Prospectus dated February 6, 1987, as supplemented December 2, 1987 is incorporated by reference into Part III.

                                 PART I
Item 1.  Business

         Mission Valley Comfort Suites Ltd., A California Limited Partnership, formerly Motels of America Series X, A California Limited Partnership, (the Partnership) was formed on September 18, 1987 pursuant to the California Revised Uniform Limited Partnership Act. As of December 31, 1995, the Partnership consisted of a general partner, GHG Hospitality, Inc.
(GHG), and 918 limited partners owning 5,900 limited partnership interests. The limited partnership interests sold at a public offering price of $1,000 each commencing February 6, 1987 pursuant to a Registration Statement on Form S-18 under the Securities Act of 1933 (Registration 33-11224-LA). The offering of $5,900,000 was fully subscribed and closed on March 21, 1988.

         The Partnership was organized to lease a parcel of land in the Mission Valley area of San Diego, California and build and operate thereon a 122-room Comfort Suites motel as a franchise of Choice Hotels International, Inc. The land was leased from Colony Ventures Ltd., a nonaffiliated party, by Motels of America, Inc. (MOA) and the former general partners in November 1986, and was held for the benefit of the Partnership until the Partnership had raised sufficient funds to build the motel. MOA and the former general partners assigned the land lease to the Partnership for their actual carrying costs. The motel was opened for business in September 1988 under a twenty-year franchise agreement with Choice Hotels International, Inc. to provide the Partnership with consultation in the areas of design, construction, and operation of the motel. The agreement required the payment of initial franchise fees of $50,000 and requires ongoing royalty and chain-affiliated advertising fees based on a percentage of gross room revenues. Since January 1, 1990, the motel has been operated pursuant to a management agreement with GHG.

         The profitability of a motel is subject to general economic risks, the management ability of the operator, intense competition, desirability of a particular location, and other factors relating to its operations.
The demand for particular accommodations may vary seasonally and may be affected by economic recessions, changes in travel patterns caused by changes in energy prices, strikes, relocation of highways, the construction of additional highways and other factors. To meet competition in the industry and to maintain economic values, continuing expenditures must be made for modernizing, refurnishing, and maintaining existing facilities prior to the expiration of their anticipated useful lives.

         There is no assurance that the Partnership's motel can be profitably operated. Further, there is no assurance the motel can be sold at a profit. Consequently, there is no guarantee of any profit or that the limited partners' investments will be preserved against loss.

         There is significant competition in the lodging market. The Partnership is in competition either directly or indirectly with a large number of hotels and motels of varying quality and sizes, including other motels which are part of national or regional chains. Such hotels and motels may have greater financial resources and personnel with more experience than the Partnership and the general partner. The San Diego area in particular has a large number of hotel and motel projects that in the aggregate could dilute average occupancy and affect profitability.

         The Partnership has no employees.

Item 2.  Property

         The Partnership was assigned the land lease on September 18, 1987. The Partnership does not intend to acquire any additional property.

         Property name and address      Property description
         -------------------------      -----------------------
         Comfort Suites                 A 122-room "suites only" motel on
         631 Camino del Rio South       approximately 1.83 acres of land,
         San Diego, CA 92108            subject to a 60-year lease
                                        expiring in 2046.

         The Partnership was assigned the land lease and reimbursed MOA and the former general partners for approximately $218,500 in lease payments they paid prior to the assignment of the land lease to the Partnership.
The Partnership completed construction and opened the motel in September
1988.

         In the opinion of the Partnership's management, the property is adequately covered by insurance.

         The property is subject to a trust deed with a balance of $243,758, as of December 31, 1995.

Item 3.  Legal Proceedings

         The Partnership is not subject to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

                                 PART II

Item 5.  Market for Limited Partnership Interests and Related Partner
         Matters

         There is no public trading market for the Partnership's limited partnership interests. There were approximately 918 holders of the Partnership's 5,900 limited partnership interests as of December 31, 1995. Cash distributions to holders of limited partnership interests totalled $216,000 ($36.61 per interest) in 1995 and $198,000 ($33.56 per interest)
in 1994.

Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         Financial Condition:

         On February 6, 1987, the Partnership commenced its public offering pursuant to its Prospectus. On March 21, 1988, the Partnership completed the public offering. The Partnership received $5,117,287 (net of offering costs of $782,713) from the sale of limited partnership interests. These funds were available for investment in property, to pay legal fees and other costs related to the investments, to pay operating expenses, and for working capital. The majority of the proceeds were used to acquire and construct the property identified in Item 2 above.

         As a result of cost overruns related to the acquisition and construction of the motel, the Partnership borrowed $200,000 from the party that is the lessor under its land lease. The note is payable in monthly installments of $2,175, including interest at 8%, over a 20-year period.

         In 1994, the Partnership was notified by its franchisor, Choice Hotels International, Inc., that it was required to make certain improvements to its motel property in order to retain the franchise. In addition, the Partnership decided to make certain discretionary improvements to its motel property. The total cost of these improvements were approximately $148,000.

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

         Results of Operations:

         Net income was $223,984 in 1995 and $140,860 in 1994.  Total revenues were $1,883,264 in 1995 and $1,719,199 in 1994. The property operated at an occupancy of 69.74% in 1995 and 65.26% in 1994. The average daily room rate was $58.36 in 1995 and $56.87 in 1994.

         The Choice Reservations System of Choice Hotels International, Inc. was responsible for 12,174 room nights in 1995, a 16.7% decrease from 1994. Reservations provided by Choice decreased in 1995 due to the opening of a newly-renovated Quality Resort approximately one mile from the Partnership's motel. In addition, the Partnership's motel was fully booked more often in 1995 than in 1994 and, consequently, reservations through Choice were restricted. Although city-wide occupancy rates are expected to increase slightly in 1996, the Mission Valley area remains overbuilt and downtown San Diego has become an alternative destination for both corporate and leisure travelers. To help prevent occupancy rates from falling, the Partnership will run advertisements in Los Angeles and Phoenix offering competitive, lower rates. The Partnership has increased its sales efforts to travel agents, group tours and other leisure travelers, as well as to business. San Diego is hosting several city-wide conventions during the summer months which should generate high rates at the motel, and the property manager continues to participate in co-op advertising committees to gain more exposure for the motel.

         Management has been informed that during 1996 a motel property approximately one mile from the Mission Valley Comfort Suites will become a Comfort Inn and Suites franchisee of Choice Hotels International, Inc. and participate in the Choice Reservations System used by the Partnership's motel. Due to the proximity of this motel to the Partnership's motel and the availability of suites, it will be in direct competition with Mission Valley Comfort Suites and will likely decrease the number of reservations that otherwise would have been received from the Choice Reservations System. Unless these reservations can be replaced from other sources, the Partnership may experience reduced revenues and net income as a result of this new franchisee.

         The effect of current operations on liquidity was net cash provided by operating activities of $397,692 in 1995 and $237,053 in 1994. The cash was used primarily for cash distributions to partners which were $240,000 in 1995 and $220,000 in 1994 and for investment property expenditures which were $124,718 in 1995 and $23,534 in 1994.

         Seasonality:

         The motel business is seasonal with the third quarter being the strongest due to the tourist business and the last half of the fourth quarter and the first half of the first quarter being the weakest. It is not unusual for the motel operations to have negative cash flow during this weak period.

Item 7.  Financial Statements and Supplementary Data



                   MISSION VALLEY COMFORT SUITES LTD.,
                    A California Limited Partnership



                                I N D E X

                                                              Pages


Independent Auditor's Report                                     7


Balance Sheets, December 31, 1995 and 1994                     8-9


Statements of Operations, Years Ended December 31, 1995
  and 1994                                                      10


Statements of Partners' Capital, Years Ended December 31,
  1995 and 1994                                               11-12


Statements of Cash Flows, Years Ended December 31, 1995
  and 1994                                                      13


Notes to Financial Statements                                 14-17

                      Independent Auditor's Report


The Partners
Mission Valley Comfort Suites Ltd.,
A California Limited Partnership

     We have audited the balance sheets of Mission Valley Comfort Suites Ltd., A California Limited Partnership, as of December 31, 1995 and 1994, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mission Valley Comfort Suites Ltd., A California Limited Partnership, as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




/s/ Levitz, Zacks & Ciceric
San Diego, California
February 12, 1996

                    MISSION VALLEY COMFORT SUITES LTD.,
                     A California Limited Partnership
                              Balance Sheets
                         December 31, 1995 and 1994
                               (Part 1 of 2)


            ASSETS                              1995         1994
                                             ----------   ----------
Current Assets:
  Cash and cash equivalents                  $   55,694   $   29,042
  Accounts receivable                            26,647       22,589
  Operating supplies                             15,603       14,718
  Prepaid expenses                               14,207       33,956
  Due from affiliate                                821       12,565
                                             ----------   ----------
      Total current assets                      112,972      112,870
                                             ----------   ----------




Investment property, at cost:

  Building and improvements                   4,541,600    4,482,611

  Furniture, fixtures and equipment           1,177,560    1,111,831
                                             ----------   ----------
                                              5,719,160    5,594,442

  Less accumulated depreciation               1,983,846    1,809,354
                                             ----------   ----------

      Investment property, net                3,735,314    3,785,088
                                             ----------   ----------

Franchise fees, net                              31,667       34,167
                                             ----------   ----------


      Total assets                           $3,879,953   $3,932,125
                                             ----------   ----------
                                             ----------   ----------


              See accompanying notes to financial statements.

                    MISSION VALLEY COMFORT SUITES LTD.,
                     A California Limited Partnership
                              Balance Sheets
                        December 31, 1995 and 1994
                               (Part 2 of 2)

      LIABILITIES AND PARTNERS' CAPITAL         1995         1994
                                             ----------   ----------
Current Liabilities:
  Accounts payable                           $   29,003   $   32,175
  Accrued expenses                               14,535       17,498
  Due to affiliate                               11,852        5,879
  Current portion of long-term debt               6,847        6,322
                                             ----------   ----------
      Total current liabilities                  62,237       61,874

Long-term debt, less current portion            236,911      243,758
Deferred rent liability                       1,513,261    1,542,933
                                             ----------   ----------

      Total liabilities                       1,812,409    1,848,565
                                             ----------   ----------
Partners' Capital:
  General partner:
    Capital contributions                        31,210       31,210
    Cumulative net loss                        (143,161)    (165,559)
    Cumulative cash distributions              (157,640)    (133,640)
                                             ----------   ----------

                                               (269,591)    (267,989)
                                             ----------   ----------
  Limited partners (5,900 interests):
    Capital contributions, net of
      offering costs                          5,117,287    5,117,287
    Cumulative net loss                      (1,288,444)  (1,490,030)
    Cumulative cash distributions            (1,491,708)  (1,275,708)
                                             ----------   ----------
                                              2,337,135    2,351,549
                                             ----------   ----------
      Total partners' capital                 2,067,544    2,083,560
                                             ----------   ----------
      Total liabilities and
        partners' capital                    $3,879,953   $3,932,125
                                             ----------   ----------
                                             ----------   ----------

              See accompanying notes to financial statements.

                    MISSION VALLEY COMFORT SUITES LTD.,
                     A California Limited Partnership
                         Statements of Operations
                  Years Ended December 31, 1995 and 1994

                                                  1995         1994
                                               ----------   -----------
Revenues:
  Room revenues                                $1,812,551    $1,652,676
  Phone revenues                                   42,399        43,983
  Interest income                                   1,188         1,584
  Other                                            27,126        20,956
                                               ----------   -----------
      Total revenues                            1,883,264     1,719,199
                                               ----------   -----------
Expenses:
  Property operating expenses                     589,360       570,038
  Rent                                            218,882       218,970
  Depreciation                                    174,492       159,358
  General and administrative                      156,910       145,112
  Royalties and advertising                       145,535       135,177
  Management fees                                 112,996       103,057
  Marketing                                        72,394        71,912
  Real estate taxes                                47,711        54,607
  Repairs and maintenance                          87,258        65,064
  Property and liability insurance                 30,749        31,812
  Interest                                         20,493        20,732
  Amortization                                      2,500         2,500
                                               ----------   -----------
      Total expenses                            1,659,280     1,578,339
                                               ----------   -----------
      Net income                               $  223,984   $   140,860
                                               ----------   -----------
                                               ----------   -----------

      Net income per interest                  $    34.17    $    21.49
                                               ----------   -----------
                                               ----------   -----------

              See accompanying notes to financial statements.

                     MISSION VALLEY COMFORT SUITES LTD.,
                      A California Limited Partnership
                       Statements of Partners' Capital
                   Years Ended December 31, 1995 and 1994
                               (Part 1 of 2)

                                           General Partner
                        ---------------------------------------------------
                                       Cumulative   Cumulative
                           Capital        Net          Cash
                        Contributions     Loss     Distributions    Total
                        -------------  ----------  -------------  ---------
Balance,
  January 1, 1994         $ 31,210     $(179,645)   $(111,640)    $(260,075)

Net income, year ended
  December 31, 1994            -0-        14,086          -0-        14,086

Cash distributions
  ($33.56 per interest)        -0-           -0-      (22,000)      (22,000)
                          --------     ---------    ---------     ---------
Balance,
  December 31, 1994         31,210      (165,559)    (133,640)     (267,989)

Net income, year ended
  December 31, 1995            -0-        22,398          -0-        22,398

Cash distributions
  ($36.61 per interest)        -0-           -0-      (24,000)      (24,000)
                          --------     ---------    ---------     ---------

Balance,
  December 31, 1995       $ 31,210     $(143,161)   $(157,640)    $(269,591)
                          --------     ---------    ---------     ---------
                          --------     ---------    ---------     ---------


               See accompanying notes to financial statements.

                      MISSION VALLEY COMFORT SUITES LTD.,
                        A California Limited Partnership
                        Statements of Partners' Capital
                    Years Ended December 31, 1995 and 1994
                                 (Part 2 of 2)

                                                             Limited Partners
                              -------------------------------------------------------------------------
                                                    Cumulative          Cumulative                               Total
                                 Capital               Net                 Cash                                 Partners'
                              Contributions            Loss            Distributions           Total             Capital
                              -------------        -----------         -------------         ----------        -----------

Balance, January 1,1994         $5,117,287         $(1,616,804)         $(1,077,708)         $2,422,775         $2,162,700

Net income, year ended
  December 31, 1994                    -0-             126,774                  -0-             126,774            140,860

Cash distributions
  ($33.56 per interest)                -0-                 -0-              (198,000)          (198,000)          (220,000)
                                ----------         -----------          ------------         ----------         ----------

Balance, December 31, 1994       5,117,287          (1,490,030)           (1,275,708)         2,351,549          2,083,560

Net income, year ended
  December 31, 1995                    -0-             201,586                  -0-             201,586            223,984

Cash distributions
  ($36.61 per interest)                -0-                 -0-              (216,000)          (216,000)          (240,000)
                                ----------         -----------          ------------         ----------         ----------

Balance,
  December 31, 1995             $5,117,287         $(1,288,444)          $(1,491,708)        $2,337,135         $2,067,544
                                ----------         -----------          ------------         ----------         ----------
                                ----------         -----------          ------------         ----------         ----------


               See accompanying notes to financial statements.

                    MISSION VALLEY COMFORT SUITES LTD.,
                     A California Limited Partnership
                         Statements of Cash Flows
                  Years Ended December 31, 1995 and 1994

                                                   1995         1994
                                                ---------    ---------
Cash flows from operating activities:
Net income                                      $ 223,984    $ 140,860
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                   176,992      161,858
  (Increase) decrease in:
    Accounts receivable                            (4,058)      (5,633)
    Operating supplies                               (885)         (90)
    Prepaid expenses                               19,749       11,502
    Due from affiliate                             11,744        1,793
  Increase (decrease) in:
    Accounts payable                               (3,172)       9,966
    Accrued expenses                               (2,963)     (45,866)
    Due to affiliate                                5,973       (7,665)
    Deferred rent liability                       (29,672)     (29,672)
                                                ---------    ---------
     Net cash provided by
      operating activities                        397,692      237,053
                                                ---------    ---------
Cash flows from investing activities:
 Investment property expenditures                (124,718)     (23,534)
                                                ---------    ---------
     Net cash used in investing activities       (124,718)     (23,534)
                                                ---------    ---------
Cash flows from financing activities:
 Cash distributions to partners                  (240,000)    (220,000)
 Payments of long-term debt                        (6,322)      (5,837)
                                                ---------    ---------
     Net cash used in financing activities       (246,322)    (225,837)
                                                ---------    ---------
     Net (increase) decrease in cash and
      cash equivalents                             26,652      (12,318)

Cash and cash equivalents, beginning of year       29,042       41,360
                                                ---------    ---------
Cash and cash equivalents, end of year          $  55,694    $  29,042
                                                ---------    ---------
                                                ---------    ---------
Supplemental disclosure of
 cash flow information:
    Interest paid                               $ (20,493)   $ (20,732)
                                                ---------    ---------
                                                ---------    ---------


              See accompanying notes to financial statements.



               MISSION VALLEY COMFORT SUITES LTD.,
                A California Limited Partnership
                  Notes to Financial Statements


Note 1.  THE PARTNERSHIP AND A SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

         Mission Valley Comfort Suites Ltd., A California Limited
Partnership (the Partnership), formerly Motels of America Series X,
A California Limited Partnership, was formed on September 18, 1987 pursuant to the California Revised Uniform Limited Partnership Act.
The purpose of the Partnership is to construct, own, and operate a 112-room "suites only" motel under a franchise agreement with Choice Hotels International, Inc. The motel was opened in
September 1988.

         The following is a summary of the Partnership's significant accounting policies:

         Cash and Cash Equivalents

         The Partnership considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

         Investment Property

         Investment property is recorded at cost. Depreciation is computed using the straight-line method based on estimated useful lives of 5 to 35 years. Maintenance and repairs costs are expensed as incurred, while significant improvements, replacements, and major renovations are capitalized.

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



                 MISSION VALLEY COMFORT SUITES LTD.,
                  A California limited Partnership
                    Notes to Financial Statements
                           (Continued)


Note 1.  THE PARTNERSHIP AND A SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES (continued)

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Note 2.  PARTNERSHIP AGREEMENT

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

Note 3.  FRANCHISE AGREEMENT

         The Partnership has entered into a twenty-year franchise agreement with Choice Hotels International, Inc. to provide the Partnership with consultation in the areas of design, construction, and operation of the motel. The agreement required the payment of initial franchise fees of $50,000 and requires ongoing royalty and chain-affiliated advertising fees based on a percentage of gross room revenues.

Note 4.  LONG-TERM DEBT

         The Partnership has a note payable which is due in monthly installments of $2,175, including 8% interest, through April 2013.
The note is secured by a trust deed on the Partnership's motel.
The balance outstanding was $243,758 as of December 31, 1995 and $250,080 as of December 31, 1994. The fair value of long-term debt approximates its carrying amount based on borrowing rates currently available to the Partnership for loans with similar terms.



               MISSION VALLEY COMFORT SUITES LTD.,
                A California limited Partnership
                  Notes to Financial Statements
                          (Continued)


Note 4.  LONG-TERM DEBT (continued)

         Principal payments on this note are due as follows:

                    1996                  $  6,847
                    1997                     7,415
                    1998                     8,031
                    1999                     8,697
                    2000                     9,419
                    Thereafter             203,349
                                          --------
                                          $243,758
                                          --------
                                          --------

Note 5.  LEASE

         The Partnership leases the land underlying its motel under an operating lease which expires in 2046. Prior to April 1, 1993, rents were subject to annual increases based on the greater of 2-
1/2% or the increase in the Consumer Price Index. The total minimum rentals over the life of the lease, including the effects of the 2-1/2% minimum annual increases, were being recognized on the straight-line basis as required by generally accepted accounting principles. Effective April 1, 1993, the lease was amended to lower the rent payment to $20,000 per month. Rents are still subject to annual increases based on the increase in the Consumer Price Index, but the maximum annual increase is 5% and there is no minimum annual increase. The rent payment was $21,063 per month as of December 31, 1995. As a result of the amendment to the lease agreement, a deferred rent liability of $1,594,894, which was incurred prior to April 1, 1993, is being credited to income on a straight-line basis over the remaining term of the lease. The
Partnership is required to pay real estate taxes, insurance, and maintenance for the leased land and improvements thereon.

         Future minimum lease payments are due as follows:

                    1996                $   252,756
                    1997                    252,756
                    1998                    252,756
                    1999                    252,756
                    2000                    252,756
                    Thereafter           11,605,713
                                        -----------

                                        $12,869,493
                                        -----------
                                        -----------



               MISSION VALLEY COMFORT SUITES LTD.,
                A California limited Partnership
                  Notes to Financial Statements
                          (Continued)


Note 6.  RELATED PARTY TRANSACTIONS

         The motel is operated pursuant to a management agreement with GHG Hospitality, Inc. (GHG), the general partner. The agreement provides for the payment of monthly management fees of 6% of gross revenues.

         The Partnership has agreed to reimburse GHG for certain expenses related to services performed in maintaining the books and administering the affairs of the Partnership.

         GHG and an affiliate, Grosvenor Management Services, Inc.
(GMS), allocate to the Partnership certain marketing, accounting, and maintenance salaries and certain other expenses directly related to the operations of the Partnership.

         Fees, reimbursements, salaries, and other expenses paid to GHG and GMS and included in total expenses for the years ended
December 31, 1995 and 1994 are as follows:


                                               1995        1994
                                             --------    --------
         Management fees                     $112,996    $103,057
         Reimbursement for partnership
           administration expenses             36,151      32,422
         Salaries and other allocated
           expenses                           138,446     126,341
                                             --------    --------

                                             $287,593    $261,820
                                             --------    --------
                                             --------    --------


         In addition, all motel employees are paid by GMS.  The
Partnership reimbursed GMS $314,663 in 1995 and $312,201 in 1994, including a one percent processing fee, for the wages of these employees.

Item 8.  Changes In and Disagreements with Accountants on
         Accounting and Financial Disclosure

         None

                            PART III

Item 9.  Directors and Executive Officers of the Registrant

         The general partner has general responsibility and ultimate authority in all matters affecting the business of the Partnership.

         The general partner and its directors and executive officers as of December 31, 1995 are as follows:

         GHG HOSPITALITY, INC. (GHG) was incorporated in November
1989 under the laws of the state of Delaware. GHG was elected as general partner effective January 1, 1990.

         J. MARK GROSVENOR, 48, is President and a Director of GHG. From 1976 to 1988, he served as chief executive officer of Nite Lite Inns, a California corporation, which owned Grosvenor Enterprises, a California limited partnership, which owns Grosvenor Inn. In 1984, he acquired Medallion Foods, Inc., a food processing company, located in Newport, Arkansas. Mr. Grosvenor graduated from San Diego State University with a bachelor's degree in business and finance.

         STEPHEN D. BURCHETT, 36, is Vice President of GHG. From 1984 to 1991 he worked in private business law practice in San Diego, California with Schall, Boudreau & Gore and Kaufman, Lorber, Grady & Farley. Mr. Burchett graduated from California State University Fullerton in 1981 with a bachelor's degree in finance and from the University of Santa Clara School of Law in 1984 with a juris doctorate.

         SYLVIA MELLOR CLARK, 51, is Controller of GHG. In 1978, she joined Grosvenor Industries, Inc., where she is controller and a director. Prior to joining Grosvenor Industries, Inc., she operated her own accounting firm from 1976 to 1978. Ms. Clark graduated from San Diego State University and National University.

Item 10.  Executive Compensation

         The Partnership has not paid and does not propose to pay any executive compensation to the general partner or any of its affiliates (except as described in Item 12 below). There are no compensatory plans or arrangements regarding termination of employment or change of control.

Item 11. Security Ownership of Certain Beneficial Owners and
         Management

         (a) No person or group is known to the Partnership to be the beneficial owner of more than 5% of the outstanding limited partnership interests in the Partnership.

         (b) The general partner does not directly or indirectly own any limited partnership interests in the Partnership. The general partner does not possess a right to acquire beneficial ownership of limited partnership interests in the Partnership.

         (c) There are no arrangements, known to the Partnership, which may result in a change in control of the Partnership.

Item 12. Certain Relationships and Related Transactions

         The motel is operated pursuant to a management agreement with GHG. The agreement provides for the payment of monthly management fees of 6% of gross revenues.

         The Partnership has agreed to reimburse GHG for certain expenses related to services performed in maintaining the books and administering the affairs of the Partnership.

         GHG and an affiliate, Grosvenor Management Services, Inc.
(GMS), allocate to the Partnership certain marketing, accounting, and maintenance salaries and other expenses directly related to the operation of the Partnership.

         Fees, reimbursements, salaries, and other expenses paid to GHG and GMS and included in total expenses for the years ended
December 31, 1995 and 1994 are as follows:

                                               1995       1994
                                             --------   --------
Management fees                              $112,996   $103,057
Reimbursement for partnership
  administration expenses                      36,151     32,422
Salaries and other allocated expenses         138,446    126,341
                                             --------   --------
                                             $287,593   $261,820
                                             --------   --------
                                             --------   --------

         In addition, all motel employees are paid by GMS.  The
Partnership reimbursed GMS $314,663 in 1995 and $312,201 in 1994, including a one percent processing fee, for the wages of these employees.

Item 13. Exhibits and Reports on Form 8-K

         (a) The following documents are filed as part of this report:

              1.  Financial Statements (see Index to Financial
                  Statements filed with this annual report).

              2.  Exhibits:

                  3-A. The Prospectus of the Partnership dated February 6, 1987, as supplemented December 2, 1987, as filed with the Commission, is hereby incorporated herein by reference.

                  3-B. Agreement of Limited Partnership set forth as Exhibit B to the Prospectus, as filed with the Commission, is incorporated herein by reference.

                  3-C.  Amendment to Agreement of Limited
                        Partnership dated January 1, 1990, as filed with the Commission, is incorporated herein by reference.

         (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

         No annual report or proxy material for the fiscal year 1995 has been sent to the limited partners of the Partnership. An annual report will be sent to the limited partners subsequent to this filing and the Partnership has incorporated such reports in this filing.

                           SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MISSION VALLEY COMFORT SUITES LTD.
A California Limited Partnership

By: GHG Hospitality, Inc.
    Corporate General Partner



By:  /s/ J. Mark Grosvenor                  Date: March 12, 1996
     J. Mark Grosvenor
     President and Director of GHG


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ J. Mark Grosvenor                  Date: March 12, 1996
     J. Mark Grosvenor
     President and Director of GHG



By:  /s/ Stephen D. Burchett                Date: March 12, 1996
     Stephen D. Burchett
     Vice President of GHG



By:  /s/ Sylvia Mellor Clark                Date: March 12, 1996
     Sylvia Mellor Clark
     Controller of GHG