Form 10QSB
period 1996-03-31
MISSION VALLEY COMFORT SUITES LTD
filed 1996-05-15
CIK 810661

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                          Form 10-QSB

(MARK ONE)

/ X /       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
                                    OR

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

Balance Sheet as of March 31, 1996 and December 31, 1995.

Statement of Operations for the three-month periods ended March
31, 1996 and March 31, 1995.

Statement of Cash Flows for the three-month periods ended March
31, 1996 and March 31, 1995.

Notes to Financial Statements.

             MISSION VALLEY COMFORT SUITES LTD.
              A California Limited Partnership
                       Balance Sheet
            March 31, 1996 and December 31, 1995
                        (Unaudited)
                         (Part 1)

                                        March 31,    December 31,
          ASSETS                          1996           1995
                                      -------------  ------------

Cash and cash equivalents              $   120,069   $    55,694
Accounts receivable                         37,517        26,647
Operating supplies                          16,938        15,603
Prepaid expenses                            31,691        14,207
Due from Affiliates (note 4)                     0           821
                                       -----------   -----------
Total current assets                       206,215       112,972

Investment property, at cost:
 Building and improvements               4,547,028     4,541,600
 Furniture, fixtures & equipment         1,187,365     1,177,560
                                       -----------   -----------

                                         5,734,393     5,719,160

 Less accumulated depreciation           2,024,871     1,983,846
                                       -----------   -----------


   Total investment property, net
    of accumulated depreciation          3,709,522     3,735,314

Franchise fees, net (note 3)                31,042        31,667
                                       -----------   -----------


                                       $ 3,946,779   $ 3,879,953
                                       ===========   ===========

         See accompanying notes to financial statements.

               MISSION VALLEY COMFORT SUITES LTD.
                A California Limited Partnership
                         Balance Sheet
              March 31, 1996 and December 31, 1995
                          (Unaudited)
                           (Part 2)

         LIABILITIES AND                 March 31,   December 31,
    PARTNER'S CAPITAL ACCOUNTS             1996          1995
                                       ------------- ------------
Current liabilities:
 Current portion of long-term debt      $    6,985    $    6,847
 Accounts payable and accrued expenses      63,675        43,538
 Due to Affiliates (Note 4)                 32,991        11,852
                                        ----------    ----------

   Total current liabilities               103,651        62,237
                                        ----------    ----------

Long-term debt, less current portion       235,112       236,911
Deferred rent liability (Note 6)         1,505,843     1,513,261
                                        ----------    ----------

   Total liabilities                     1,844,606     1,812,409
                                        ----------    ----------

Partners' capital accounts:
 General partners:
  Capital contributions                     31,210        31,210
  Cumulative net earnings                 (139,698)     (143,161)
  Cumulative cash distributions           (157,640)     (157,640)
                                        ----------    ----------

                                          (266,128)     (269,591)

 Limited partners:
  Capital contributions,
   net of offering costs                 5,117,287     5,117,287
  Cumulative net earnings               (1,257,278)   (1,288,444)
  Cumulative cash distributions         (1,491,708)   (1,491,708)
                                        ----------    ----------

                                         2,368,301     2,337,135
                                        ----------    ----------

   Total partners' capital accounts      2,102,173     2,067,544
                                        ----------    ----------

                                        $3,946,779    $3,879,953
                                        ==========    ==========


         See accompanying notes to financial statements.

             MISSION VALLEY COMFORT SUITES LTD.,
              A California Limited Partnership
                  Statement of Operations
                        (Unaudited)


                                          THREE MONTHS ENDED
                                               MARCH 31,
                                     ----------------------------
                                        1996              1995
                                     ----------        ----------
Revenues:
  Room revenues                      $  428,784        $  388,280
  Phone revenue                           8,751            12,207
  Interest income                           225                54
  Other income                            5,048             4,151
                                     ----------        ----------

                                        442,808           404,692
                                     ----------        ----------

Expenses:
  Property operating expenses           149,938           133,027
  Depreciation                           41,025            39,839
  General and administrative             54,965            49,336
  Amortization                              625               625
  Management fees                        26,555            24,263
  Royalties and advertising              29,225            29,785
  Real estate taxes                      11,930            12,751
  Interest expense                        5,043             5,109
  Lease expense                          55,770            54,625
  Marketing                              11,491             9,964
  Repairs & Maintenance                  21,609            20,005
                                     ----------        ----------

                                       408,176           379,329
                                     ----------        ----------

Net earnings                         $   34,632        $   25,363
                                     ==========        ==========

Net earnings per limited
 partnership interest                $     5.28        $     3.87
                                     ==========        ==========

         See accompanying notes to financial statements.

                               MISSION VALLEY COMFORT SUITES LTD.,
                                A California Limited Partnership
                                     Statement of Cash Flows
                             Ended March 31, 1996 and March 31, 1995
                                            (Unaudited)

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                      -----------------------------
                                                                         1996               1995
                                                                      ----------         ----------
Cash flows from operating activities:
  Net earnings                                                        $   34,632         $   25,363
       Adjustments to reconcile net income to cash:
         Depreciation and amortization                                  41,650               40,464
         (Increase) decrease in:
             Accounts receivable                                       (10,870)              (3,232)
             Operating supplies                                         (1,335)                (117)
             Prepaid expenses                                          (17,484)               9,511

         Increase (decrease) in:
             Accounts payable and accrued expenses                      20,134               (5,685)
             Due to/from Affiliates                                     21,960               20,509
             Deferred rent liability                                    (7,418)              (7,418)
               Net cash provided by (used in)                      ------------         ------------
                 operating activities                                   81,269               79,395
                                                                   ------------         ------------
     Cash flows from investing activities:
         Investment property expenditures                              (15,233)             (61,086)
                                                                   ------------         ------------
               Net cash used in investing activities                   (15,233)             (61,086)
                                                                   ------------         ------------
     Cash flows from financing activities:

         Payments of notes payable                                      (1,661)              (1,534)
         Cash distributions to partners                                      0                    0

               Net cash provided by (used in)                      ------------         ------------
                 financing activities                                   (1,661)              (1,534)
                                                                   ------------         ------------
               Net decrease in cash and cash equivalents                64,375               16,775

     Cash and cash equivalents, beginning of period                     55,694               29,042
                                                                   ------------         ------------

     Cash and cash equivalents, end of period                      $   120,069          $    45,817
                                                                   ------------         ------------
                                                                   ------------         ------------

                               See accompanying notes to financial statements.

               MISSION VALLEY COMFORT SUITES LTD.,
                A California Limited Partnership
                  Notes to Financial Statements
                         March 31, 1996

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

1.  THE PARTNERSHIP AND A SUMMARY OF SIGNIFICANT ACCOUNTING
    POLICIES

Mission Valley Comfort Suites Ltd., A California Limited Partnership (the Partnership), (formerly Motels of America Series
X), a California Limited Partnership, was formed on September 18, 1987 pursuant to the California Revised Uniform Limited Partnership Act. The purpose of the Partnership is to construct, own, and operate a 122-room "suites only" motel under a franchise agreement with Choice Hotels International, Inc. The motel was opened in September 1988.

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

GHG and an affiliate, GMS Management Services, Inc. (GMS), formerly Grosvenor Management Services, Inc., allocate to the Partnership certain marketing, accounting, and maintenance salaries and certain other expenses directly related to the operation of the Partnership.

                                                      (Continued)

                 MISSION VALLEY COMFORT SUITES LTD.,
                  A California Limited Partnership
              Notes to Financial Statements (Continued)

4.  RELATED PARTY TRANSACTIONS (Continued)

Fees and reimbursements for partnership administration expenses paid to GHG and GMS for the three months ended March 31, 1996 and March 31, 1995 are as follows:

                                   Three Months Ended
                                   ------------------
                                   3/31/96    3/31/95
                                   -------    -------
         Management Fees           $26,555    $24,263
         Reimbursement for
           partnership admini-
           stration expenses       $ 9,038    $ 8,105
         Salaries and other
           allocated expenses      $25,590    $23,013


In addition, all motel employees are paid by GMS.  The
Partnership reimbursed GMS $77,092 for the wages of these employees which includes a one percent processing fee.

At March 31, 1996, $32,991 was due to GHG and GMS relating to reimbursement for these operating expenses.

5.  LONG-TERM DEBT

The Partnership has a note payable which is due in monthly installments of $2,175, including 8% interest, through April 2013. The note is secured by a trust deed on the Partnership's motel. The balance outstanding was $242,097 as of March 31, 1996 and $248,546 as of March 31, 1995. The fair value of long-term debt approximates its carrying amount based on borrowing rates currently available to the Partnership for loans with similar terms.

Principal payments on this note are due as follows:

               1996                     $  6,847
               1997                        7,415
               1998                        8,031
               1999                        8,697
               2000                        9,419
               Thereafter                203,349
                                        --------
                                        $243,758
                                        ========
                                                      (Continued)

                 MISSION VALLEY COMFORT SUITES LTD.,
                  A California Limited Partnership
              Notes to Financial Statements (Continued)
6.  LEASE

The Partnership leases the land underlying its motel under an operating lease which expires in 2046. Prior to April 1, 1993, rents were subject to annual increases based on the greater of 2-1/2% or the increase in the Consumer Price Index. The total minimum rentals over the life of the lease, including the effects of the 2-1/2% minimum annual increases, were being recognized on the straight-line basis as required by generally accepted accounting principles. Effective April 1, 1993, the lease was amended to lower the rent payment to $20,000 per month. Rents are still subject to annual increases based on the increase in the Consumer Price Index, but the maximum annual increase is 5% and there is no minimum annual increase. The rent payment was $21,063 per month as of December 31, 1995. As a result of the amendment to the lease agreement, a deferred rent liability of $1,594,894, which was incurred prior to April 1, 1993, is being credited to income on a straight-line basis over the remaining term of the lease. The Partnership is required to pay real estate taxes, insurance, and maintenance for the leased land and improvements thereon.

Future minimum lease payments are due as follows:

               1996                  $   252,756
               1997                      252,756
               1998                      252,756
               1999                      252,756
               2000                      252,756
               Thereafter             11,605,713
                                     -----------
                                     $12,869,493
                                     ===========

7.  ADJUSTMENTS

In the opinion of the general partners, all adjustments
(consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of and for the three months ended March 31, 1996.

8.  SUBSEQUENT EVENT

In May 1996, the Partnership paid a distribution of $35,999.28 to the limited partners.

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

Results of Operations:

For the three months ended March 31, 1996, room revenues were $428,783, the occupancy rate was 70.48% and the average daily rate was $54.80. This compares to the three months ended March 31, 1995 when room revenues were $388,281, the occupancy rate was 65.14% and the average daily rate was $54.29.

                                                      (Continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

The Choice Reservations System of Choice Hotels International, Inc. was responsible for 2,019 room nights for the three months ended March 31, 1996, a 10.3% decrease from the three months ended March 31, 1995. Reservations provided by Choice decreased in 1995 and 1996 due to the opening of a newly-renovated Quality
Resort approximately one mile from the Partnership's motel.   In
addition, the Partnership's motel was fully booked more often in 1995 than in 1994 and, consequently, reservations through Choice were restricted. Although city-wide occupancy rates are expected to increase slightly in 1996, the Mission Valley area remains overbuilt and downtown San Diego has become an alternative destination for both corporate and leisure travelers. To help prevent occupancy rates from falling, the Partnership will run advertisements in Los Angeles and Phoenix offering competitive, lower rates. The Partnership has increased its sales efforts to travel agents, group tours and other leisure travelers, as well as to business. San Diego is hosting several city-wide conventions during the summer months which should generate high rates at the motel, and the property manager continues to participate in co-op advertising committees to gain more exposure for the motel.

Management has been informed that around June 1, 1996 a motel property approximately one mile from the Mission Valley Comfort Suites will become a Comfort Inn and Suites franchisee of Choice Hotels International, Inc. and participate in the Choice Reservations System used by the Partnership's motel. Due to the proximity of this motel to the Partnership's motel and the availability of suites, it will be in direct competition with Mission Valley Comfort Suites and will likely decrease the number of reservations that otherwise would have been received from the Choice Reservations System. Unless these reservations can be replaced from other sources, the Partnership may experience reduced revenues and net income as a result of this new franchisee.

The effect of current operations on liquidity was net cash provided by operating activities of $81,269 for the three months ended March 31, 1996 and $79,395 for the three months ended March
31, 1995.

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


(REGISTRANT)        MISSION VALLEY COMFORT SUITES LTD.,
                    A California Limited Partnership
                    By:  GHG Hospitality, Inc.
                         Corporate General Partner

BY (SIGNATURE)      /s/ J. Mark Grosvenor
(NAME AND TITLE)    J. Mark Grosvenor, President and Director
(DATE)              May 13, 1996

BY (SIGNATURE)      /s/ Sylvia Mellor Clark
(NAME AND TITLE)    Controller
(DATE)              May 13, 1996