Form 10QSB
period 1996-06-30
MISSION VALLEY COMFORT SUITES LTD
filed 1996-08-14
CIK 810661

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                          Form 10-QSB

(MARK ONE)

/ X /       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED June 30, 1996
                                    OR

/   /       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM          to

            COMMISSION FILE NUMBER:   000-18080

                  MISSION VALLEY COMFORT SUITES LTD.,
                   A CALIFORNIA LIMITED PARTNERSHIP
(Exact name of small business issuer as specified in its charter)

           CALIFORNIA                            33-0213497
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)             Identification Number)

       3145 Sports Arena Blvd.
            San Diego, CA                           92110
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

Balance Sheet as of June 30, 1996 and December 31, 1995.

Statement of Operations for the three- and six-month periods ended June 30, 1996 and June 30, 1995.

Statement of Cash Flows for the three- and six-month periods ended June 30, 1996 and June 30, 1995.

Notes to Financial Statements.

                MISSION VALLEY COMFORT SUITES LTD.
                 A California Limited Partnership
                          Balance Sheet
               June 30, 1996 and December 31, 1995
                           (Unaudited)
                          (Part 1 of 2)

                                         June 30,    December 31,
          ASSETS                           1996          1995
                                      -------------  ------------

Current Assets:
  Cash and cash equivalents            $   202,276   $    55,694
  Accounts receivable                       30,506        26,647
  Operating supplies                        15,411        15,603
  Prepaid expenses                          38,269        14,207
  Due from Affiliates (note 4)                   0           821
                                       -----------   -----------
    Total current assets                   286,462       112,972

Investment property, at cost:
  Building and improvements              4,552,868     4,541,600
  Furniture, fixtures & equipment        1,192,927     1,177,560
                                       -----------   -----------

                                         5,745,795     5,719,160
  Less accumulated depreciation          2,066,503     1,983,846
                                       -----------   -----------
    Total investment property, net
     of accumulated depreciation         3,679,292     3,735,314
Construction in progress                         0             0
Franchise fees, net (note 3)                30,417        31,667
                                       -----------   -----------

                                       $ 3,996,171   $ 3,879,953
                                       ===========   ===========

         See accompanying notes to financial statements.

               MISSION VALLEY COMFORT SUITES LTD.
                A California Limited Partnership
                         Balance Sheet
              June 30, 1996 and December 31, 1995
                          (Unaudited)
                         (Part 2 of 2)

         LIABILITIES AND                  June 30,   December 31,
    PARTNER'S CAPITAL ACCOUNTS              1996         1995
                                       ------------- ------------
Current liabilities:
 Notes payable (note 5)                 $    7,125   $    6,847
 Accounts payable and accrued expenses      56,850       43,538
 Due to Affiliates (note 4)                 30,486       11,852
                                        ----------   ----------
   Total current liabilities                94,461       62,237
                                        ----------   ----------

Long-term debt, less current
 portion (note 5)                          233,277      236,911
Deferred rent liability (note 6)         1,498,426    1,513,261
                                        ----------   ----------

   Total liabilities                     1,826,164    1,812,409
                                        ----------   ----------

Partners' capital accounts:
 General partners:
  Capital contributions                     31,210       31,210
  Cumulative net earnings                 (128,915)    (143,161)
  Cumulative cash distributions           (161,640)    (157,640)
                                        ----------   ----------

                                          (259,345)    (269,591)
                                        ----------   ----------
Limited partners:
 Capital contributions,
  net of offering costs                  5,117,287    5,117,287
 Cumulative net earnings                (1,160,228)  (1,288,444)
 Cumulative cash distributions          (1,527,707)  (1,491,708)
                                        ----------   ----------

                                         2,429,352    2,337,135
                                        ----------   ----------
   Total partners' capital accounts      2,170,007    2,067,544
                                        ----------   ----------

                                        $3,996,171   $3,879,953
                                       ===========   ==========

         See accompanying notes to financial statements.

                                     MISSION VALLEY COMFORT SUITES LTD.,
                                      A California Limited Partnership
                                           Statement of Operations
                                      Three Months and Six Months Ended
                                       June 30, 1996 and June 30, 1995
                                                  (Unaudited)

                                          THREE MONTHS ENDED                   SIX MONTHS ENDED
                                               JUNE 30,                            JUNE 30,
                                     ----------------------------        ----------------------------
                                        1996              1995              1996              1995
                                     ----------        ----------        ----------        ----------
Revenues:
  Room revenues                      $  516,907        $  457,243        $  945,691        $  845,523
  Phone revenue                          12,205             8,351            20,956            20,558
  Interest income                           412                 0               637                54
  Other income                            9,062             6,003            14,110            10,154
                                     ----------        ----------        ----------        ----------

                                        538,586           471,597           981,394           876,289
                                     ----------        ----------        ----------        ----------

Expenses:
  Property operating expenses           160,765           146,388           310,703           279,415
  Depreciation                           41,632            39,840            82,657            79,679
  General and administrative             49,399            45,555           104,364            94,891
  Amortization                              625               625             1,250             1,250
  Management fees                        32,236            28,307            58,791            52,570
  Royalties and advertising              39,277            34,329            68,502            64,114
  Real estate taxes                      12,992            11,951            24,922            24,702
  Interest expense                        4,652             5,078             9,695            10,187
  Lease expense                          55,770            54,625           111,540           109,250
  Marketing                               9,675            12,654            21,166            22,618
  Repairs & Maintenance                  23,731            25,405            45,340            45,410
                                     ----------        ----------        ----------        ----------

                                        430,754           404,757           838,930           784,086
                                     ----------        ----------        ----------        ----------
Net earnings                         $  107,832        $   66,840        $  142,464        $   92,203
                                     ==========        ==========        ==========        ==========

Net earnings per limited
 partnership interest                $    16.45        $    10.20        $    21.73        $    14.06

                                See accompanying notes to financial statements.

                                         MISSION VALLEY COMFORT SUITES LTD.,
                                          A California Limited Partnership
                                               Statement of Cash Flows
                                          Three Months and Six Months Ended
                                           June 30, 1996 and June 30, 1995
                                                      (Unaudited)

                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                     JUNE 30,                     JUNE 30,
                                                            -------------------------     -------------------------
                                                               1996           1995           1996           1995
                                                            ----------     ----------     ----------     ----------

Cash flows from operating activities:
  Net earnings (loss)                                       $  107,832     $   66,840     $  142,464     $   92,203
  Adjustments to reconcile net income to cash:
    Depreciation and amortization                               42,257         40,465         83,907         80,929
    (Increase) decrease in:
       Accounts receivable                                       7,011         (4,752)        (3,861)        (7,984)
       Operating supplies                                        1,527           (364)           192           (481)
       Prepaid expenses                                         (6,578)         1,108        (24,062)        10,619

    Increase (decrease) in:
       Accounts payable and accrued expenses                    (6,825)        20,036         13,312         14,351
       Due to Affiliates                                        (2,505)       (21,328)        19,455           (819)
       Deferred rent liability                                  (7,417)        (7,418)       (14,835)       (14,836)
                                                            ----------     ----------     ----------     ----------
         Net cash provided by (used in)
           operating activities                                135,302         94,587        216,572        173,982
                                                            ----------     ----------     ----------     ----------

Cash flows from investing activities:
  Investment property expenditures                             (11,402)       (43,609)       (26,635)      (104,695)
                                                            ----------     ----------     ----------     ----------

         Net cash used in investing activities                 (11,402)       (43,609)       (26,635)      (104,695)
                                                            ----------     ----------     ----------     ----------

Cash flows from financing activities:
  Proceeds/(Payments) of notes payable                          (1,695)        (1,564)        (3,356)        (3,098)
  Cash distributions to partners                               (39,999)       (30,000)       (39,999)       (30,000)

         Net cash provided by (used in)                     ----------     ----------     ----------     ----------
           financing activities                                (41,694)       (31,564)       (43,355)       (33,098)
                                                            ----------     ----------     ----------     ----------
         Net increase in cash and cash equivalents              82,207         19,414        146,582         36,189

Cash and cash equivalents, beginning of period                 120,069         45,817         55,694         29,042
                                                            ----------     ----------     ----------     ----------
Cash and cash equivalents, end of period                       202,276         65,231        202,276         65,231
                                                            ==========     ==========     ==========     ==========


                                 See accompanying notes to financial statements.

               MISSION VALLEY COMFORT SUITES LTD.,
                A California Limited Partnership
                  Notes to Financial Statements
                         June 30, 1996

Readers of this quarterly report should refer to the partnership audited financial statements and annual report Form 10-KSB (File No. 000-18080) for the period ended December 31, 1995, as certain footnote disclosures which would substantially duplicate those contained in such financial reports have been omitted from this report.

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

                                                      (Continued)

                 MISSION VALLEY COMFORT SUITES LTD.,
                  A California Limited Partnership
              Notes to Financial Statements (Continued)

4.  RELATED PARTY TRANSACTIONS (Continued)

Fees and reimbursements for partnership administration expenses paid to GHG and GMS for the three months and six months ended
June 30, 1996 and June 30, 1995 are as follows:

                          Three Months Ended    Six Months Ended
                          ------------------   ------------------
                          6/30/96    6/30/95   6/30/96    6/30/95
                          -------    -------   -------    -------
Management Fees           $32,236    $28,307   $58,791    $52,570
Reimbursement for
  partnership admini-
  stration expenses       $10,711    $ 8,106   $19,749    $16,211
Salaries and other
  allocated expenses      $23,527    $31,380   $49,117    $54,393


In addition, all motel employees are paid by GMS.  The
Partnership reimbursed GMS $85,552 for the wages of these employees which includes a one percent processing fee.

At June 30, 1996, $30,846 was due to GHG and GMS relating to reimbursement for these operating expenses.

5.  LONG-TERM DEBT

The Partnership has a note payable which is due in monthly installments of $2,175, including 8% interest, through April 2013. The note is secured by a trust deed on the Partnership's motel. The balance outstanding was $240,402 as of June 30, 1996. The fair value of long-term debt approximates its carrying amount based on borrowing rates currently available to the Partnership for loans with similar terms.

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
                                     -----------
                                     $12,869,493
                                     ===========

7.  ADJUSTMENTS

In the opinion of the general partners, all adjustments
(consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of and for the six months ended June 30, 1996.

8.  SUBSEQUENT EVENT

In August 1996, the Partnership paid a distribution of $81,000.90 to the limited partners.

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

Results of Operations:

For the three months ended June 30, 1996, room revenues were $516,908, the occupancy rate was 79.7% and the average daily rate was $58.42. This compares to the three months ended June 30, 1995 when room revenues were $457,243, the occupancy rate was 69.2% and the average daily rate was $59.52.

                                                      (Continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

For the six months ended June 30, 1996, room revenues were $945,691, the occupancy rate was 75.09% and average daily rate was $56.72. This compares to June 30, 1995 with room revenues of $845,524, occupancy rate of 67.18% and average daily rate of $57.00.

The three months ended June 30, 1996 compared with the three months ended June 30, 1995, shows an average daily rate decrease of $1.10 per room while occupancy increased by more than ten percentage points, resulting in an increase in room revenue of $59.664. Profit for the three months ended June 30, 1996 increased by $40.992 when compared with the three months ended June 30, 1995. Year-to-date figures for the six months ended June 30, 1996 show occupancy increased by approximately eight percentage points and room revenue is $100,168 more than the six months ended June 30, 1995.

Choice contributed a total of 2006 room nights (22.6% of our business) through its reservation system, approximately 400 room nights less than last year. The renovated Choice property located within a mile and a half of our Comfort Suites opened in June and we received 100 fewer room nights from Choice for June. Choice reservations were also down previous to the opening of the renovated property--100 room nights in April and 200 room nights in May. As shown above, however, our overall occupancy and revenue is up considerably.

Triple A, a major source of business, recently conducted its inspection of the hotel. To retain the property's rating in 1997, AAA indicated the pool deck and walkway will require resurfacing in addition to replacing the lobby/breakfast area carpet. The approximate cost of these renovations will be $20,000. In compliance with Choice requirements, electronic locks will be installed in September at a cost of approximately $38,000. Choice announced at its recent Regional meeting that in-room coffeemakers will be a requirements next year.

The effect of current operations on liquidity was net cash provided by operating activities of $216,572 for the six months ended June 30, 1996 and $173,982 for the six months ended June
30, 1995.

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


(REGISTRANT)        MISSION VALLEY COMFORT SUITES LTD.,
                    A California Limited Partnership
                    By:  GHG Hospitality, Inc.
                         Corporate General Partner

BY (SIGNATURE)      /s/ J. Mark Grosvenor
(NAME AND TITLE)    J. Mark Grosvenor, President and Director
(DATE)              August 9, 1996

BY (SIGNATURE)      /s/ Sylvia Mellor Clark
(NAME AND TITLE)    Controller
(DATE)              August 9, 1996