Form 10QSB
period 1996-09-30
MISSION VALLEY COMFORT SUITES LTD
filed 1996-11-13
CIK 810661

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

              Form 10-QSB - Quarterly or Transitional Report

/ X / QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended    September 30, 1996
                                    OR

/   /     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from               to

               Commission File Number    000-18080


    Mission Valley Comfort Suites Ltd., A California Limited Partnership
     (Exact name of small business issuer as specified in its charter)

           California                                     33-0213497
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification Number)

               1466 9th Avenue, San Diego, CA  92101
                 (Address of principal executive offices)

                           (619) 699-6100
                        (Issuer's telephone number)

       3145 Sports Arena Blvd., San Diego, CA  92110
(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes / X /    No /   /


State the number of limited partnership interests outstanding as of the latest practicable date: 5,900

                 PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Incorporated herein is the following unaudited financial information:

Balance Sheet as of September 30, 1996 and December 31, 1995.

Statement of Operations for the three- and nine-month periods ended September 30, 1996 and September 30, 1995.

Statement of Cash Flows for the three- and nine-month periods ended September 30, 1996 and September 30, 1995.

Notes to Financial Statements.



                MISSION VALLEY COMFORT SUITES LTD.
                 A California Limited Partnership
                          Balance Sheet
               September 30, 1996 and December 31, 1995
                           (Unaudited)
                          (Part 1 of 2)


                                      September 30,  December 31,
          ASSETS                           1996          1995
         ---------                    ------------   ------------
Current Assets:
  Cash and cash equivalents            $   257,545   $    55,694
  Accounts receivable                       40,445        26,647
  Operating supplies                        16,724        15,603
  Prepaid expenses                          32,048        14,207
  Due from Affiliates (note 4)                   0           821
                                       -----------   -----------
    Total current assets                   346,762       112,972

Investment property, at cost:
  Building and improvements              4,558,026     4,541,600
  Furniture, fixtures & equipment        1,209,805     1,177,560
                                       -----------   -----------

                                         5,767,831     5,719,160
  Less accumulated depreciation          2,108,505     1,983,846
                                       -----------   -----------
    Total investment property, net
     of accumulated depreciation         3,659,326     3,735,314
Construction in progress                    26,005             0
Franchise fees, net (note 3)                29,792        31,667
                                       -----------   -----------

                                       $ 4,061,885   $ 3,879,953
                                       ===========   ===========

         See accompanying notes to financial statements.

               MISSION VALLEY COMFORT SUITES LTD.
                A California Limited Partnership
                         Balance Sheet
              September 30, 1996 and December 31, 1995
                          (Unaudited)
                         (Part 2 of 2)

         LIABILITIES AND               September 30,  December 31,
    PARTNER'S CAPITAL ACCOUNTS              1996         1995
    --------------------------         -------------  ------------

Current liabilities:
 Notes payable (note 5)                 $    7,269   $    6,847
 Accounts payable and accrued expenses      75,923       43,538
 Due to Affiliates (note 4)                  5,522       11,852
                                        ----------   ----------
   Total current liabilities                88,714       62,237
                                        ----------   ----------

Long-term debt, less current
 portion (note 5)                          231,405      236,911
Deferred rent liability (note 6)         1,491,008    1,513,261
                                        ----------   ----------

   Total liabilities                     1,811,127    1,812,409
                                        ----------   ----------
Partners' capital accounts:
 General partners:
  Capital contributions                     31,210       31,210
  Cumulative net earnings                 (111,840)    (143,161)
  Cumulative cash distributions           (170,640)    (157,640)
                                        ----------   ----------

                                          (251,270)    (269,591)
                                        ----------   ----------
Limited partners:
 Capital contributions,
  net of offering costs                  5,117,287    5,117,287
 Cumulative net earnings                (1,006,552)  (1,288,444)
 Cumulative cash distributions          (1,608,707)  (1,491,708)
                                        ----------   ----------

                                         2,502,028    2,337,135
                                        ----------   ----------
   Total partners' capital accounts      2,250,758    2,067,544
                                        ----------   ----------

                                        $4,061,885   $3,879,953
                                       ===========   ==========
         See accompanying notes to financial statements.



                                     MISSION VALLEY COMFORT SUITES LTD.,
                                      A California Limited Partnership
                                           Statement of Operations
                                      Three Months and Nine Months Ended
                                    September 30, 1996 and September 30, 1995
                                                  (Unaudited)


                                          THREE MONTHS ENDED                    NINE MONTHS ENDED
                                             SEPTEMBER 30,                        SEPTEMBER 30,
                                          -------------------                   ------------------

                                        1996              1995              1996              1995
                                       -------           ------            ------            ------
Revenues:
  Room revenues                      $  605,118        $  577,963        $1,550,809        $1,423,486
  Phone revenue                          13,800            12,037            34,756            32,595
  Interest income                           697               451             1,334               505
  Other income                            7,248            11,216            21,358            21,370
                                     ----------        ----------        ----------        ----------

                                        626,863           601,667         1,608,257         1,477,956
                                     ----------        ----------        ----------        ----------

Expenses:
  Property operating expenses           177,998           171,164           488,701           450,579
  Depreciation                           42,002            42,839           124,659           122,518
  General and administrative             50,331            45,022           154,695           139,913
  Amortization                              625               625             1,875             1,875
  Management fees                        37,566            36,073            96,357            88,643
  Royalties and advertising              47,686            45,250           116,188           109,364
  Real estate taxes                      10,893            11,951            35,815            36,653
  Interest expense                        4,796             5,230            14,491            15,417
  Lease expense                          55,771            54,625           167,311           163,875
  Marketing                              10,285            18,494            31,451            41,112
  Repairs & Maintenance                  18,161            18,511            63,501            63,921
                                     ----------        ----------        ----------        ----------

                                        456,114           449,784         1,295,044         1,233,870
                                     ----------        ----------        ----------        ----------
Net earnings                         $  170,749        $  151,883        $  313,213        $  244,086
                                     ==========        ==========        ==========        ==========

Net earnings per limited
 partnership interest                $    26.05        $    23.17        $    47.78        $    37.23

                                See accompanying notes to financial statements.

                                         MISSION VALLEY COMFORT SUITES LTD.,
                                          A California Limited Partnership
                                               Statement of Cash Flows
                                          Three Months and Nine Months Ended
                                        September 30, 1996 and September 30, 1995
                                                      (Unaudited)

                                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                                               ------------------           -----------------

                                                               1996           1995           1996           1995
                                                               ----           ----           ----           ----

Cash flows from operating activities:
  Net earnings (loss)                                       $  170,749     $  151,883     $  313,213     $  244,086
  Adjustments to reconcile net income to cash:
    Depreciation and amortization                               42,627         43,464        126,534        124,393
    (Increase) decrease in:
       Accounts receivable                                      (9,939)         1,767        (13,800)        (6,217)
       Operating supplies                                       (1,313)          (795)        (1,121)        (1,276)
       Prepaid expenses                                          6,221         17,948        (17,841)        28,567

    Increase (decrease) in:
       Accounts payable and accrued expenses                    19,073        (5,412)         32,385          8,941
       Due to Affiliates                                       (24,964)       25,611          (5,509)        24,792
       Deferred rent liability                                  (7,418)       (7,418)        (22,253)       (22,254)
                                                            ----------     ----------     ----------     ----------
         Net cash provided by (used in)
           operating activities                                195,036        227,048        411,608        401,032
                                                            ----------     ----------     ----------     ----------

Cash flows from investing activities:
  Investment property expenditures                             (48,041)       (13,671)       (74,676)      (118,366)
                                                            ----------     ----------     ----------     ----------

         Net cash used in investing activities                 (48,041)       (13,671)       (74,676)      (118,366)
                                                            ----------     ----------     ----------     ----------

Cash flows from financing activities:
  Proceeds/(Payments) of notes payable                          (1,728)        (1,596)        (5,084)        (4,694)
  Cash distributions to partners                               (90,000)       (65,000)      (129,999)       (95,000)

         Net cash provided by (used in)                     ----------     ----------     ----------     ----------
           financing activities                                (91,728)       (66,596)      (135,083)       (99,694)
                                                            ----------     ----------     ----------     ----------
         Net increase in cash and cash equivalents              55,269        146,783        201,851        182,972

Cash and cash equivalents, beginning of period                 202,276         65,231         55,694         29,042
                                                            ----------     ----------     ----------     ----------

Cash and cash equivalents, end of period                       257,545        212,014        257,545        212,014
                                                            ==========     ==========     ==========     ==========


                                 See accompanying notes to financial statements.

              MISSION VALLEY COMFORT SUITES LTD.,
                A California Limited Partnership
                  Notes to Financial Statements
                      September 30, 1996

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

                                                      (Continued)

                 MISSION VALLEY COMFORT SUITES LTD.,
                  A California Limited Partnership
              Notes to Financial Statements (Continued)

4.  RELATED PARTY TRANSACTIONS (Continued)

Fees and reimbursements for partnership administration expenses paid to GHG and GMS for the three months and nine months ended
September 30, 1996 and September 30, 1995 are as follows:

                          Three Months Ended   Nine Months Ended
                          9/30/96    9/30/95   9/30/96    9/30/95
                          ------------------   ------------------
Management Fees           $37,566    $36,073   $96,357    $88,643
Reimbursement for
  partnership admini-
  stration expenses       $ 9,875    $ 8,105   $29,624    $24,316
Salaries and other
  allocated expenses      $31,873    $32,111   $80,990    $86,504

In addition, all motel employees are paid by GMS. For the three months ended September 30, 1996, the Partnership reimbursed GMS
$83,737 for the wages of these employees which includes a one percent processing fee.

At September 30, 1996, $5,522 was due to GHG and GMS relating to reimbursement for these operating expenses.

5.  LONG-TERM DEBT

The Partnership has a note payable which is due in monthly installments of $2,175, including 8% interest, through April 2013. The note is secured by a trust deed on the Partnership's motel.
The balance outstanding was $238,674 as of September 30, 1996. The fair value of long-term debt approximates its carrying amount based on borrowing rates currently available to the Partnership for loans with similar terms.

Principal payments on this note are due as follows:

               1996                     $  1,763
               1997                        7,415
               1998                        8,031
               1999                        8,697
               2000                        9,419
               Thereafter                203,349
                                        --------
                                        $238,674
                                        ========
                                                      (Continued)

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
                                     -----------
                                     $12,869,493
                                     ===========

7.  ADJUSTMENTS

In the opinion of the general partners, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of and for the nine months ended September 30, 1996.

8.  SUBSEQUENT EVENT

In November 1996, the Partnership paid a distribution of $152,999.71 to the limited partners.
                                              (Continued)

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

Results of Operations:

For the three months ended September 30, 1996, room revenues were $605,118, the occupancy rate was 82.4% and the average daily rate was $65.31. This compares to the three months ended September 30, 1995 when room revenues were $577,963, the occupancy rate was 83.56% and the average daily rate was $61.62.

For the nine months ended September 30, 1996, room revenues were $1,550,809, the occupancy rate was 77.59% and average daily rate was $59.79. This compares to September 30, 1995 with room revenues of $1,423,487, occupancy rate of 72.7% and average daily rate of 58.79.
                                                      (Continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)


The three months ended September 30, 1996 compared with the three months ended September 30, 1995, shows an average daily rate increase of $3.69 per room while occupancy increased by approximately one percentage point, resulting in an increase in room revenue of $27,155. Profit for the three months ended September 30, 1996 increased by $18,866 when compared with the three months ended September 30, 1995. Year-to-date figures for the nine months ended September 30, 1996 show occupancy increased by approximately five percentage points and room revenue is $127,322 more than the nine months ended September 30, 1995.

Choice contributed a total of 3228 room nights (approximately 35%
of our business) through its reservation system, approximately 190 room nights greater than last year.

The San Diego Union published an article in early November 1996 reporting that the Mission Valley area of San Diego had experienced an occupancy increase for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995 of 4.2%. The partnership's occupancy for this same period increased by 4.9%. This same article in the San Diego Union reported that the Mission Valley area experienced an increase to average rate of 7% for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995. The partnership's rate for this nine month period increased by approximately 2%.

In compliance with Choice requirements, the electronic locks installation was completed in October in all the guest rooms for a total costs of $39,055.

The effect of current operations on liquidity was net cash provided by operating activities of $411,608 for the nine months ended
September 30, 1996 and $401,032 for the nine months ended September
30, 1995.

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

(REGISTRANT)      Mission Valley Comfort Suites Ltd.,
                  A California Limited Partnership
                  By:    GHG Hospitality, Inc.
                        Corporate General Partner

BY (SIGNATURE)    /s/ J. Mark Grosvenor
(NAME AND TITLE)  J. Mark Grosvenor, President and Director
(DATE)            November 14, 1996

BY (SIGNATURE)    /s/ Sylvia Mellor Clark
(NAME AND TITLE)  Sylvia Mellor Clark, Controller
(DATE)            November 14, 1996