Form 10KSB
period 1996-12-31
MISSION VALLEY COMFORT SUITES LTD
filed 1997-04-01
CIK 810661

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  Form 10-KSB
                  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1996

                       Commission File No.: 33-11224-LA

Mission Valley Comfort Suites Ltd.,
A California Limited Partnership
(Name of small business issuer in its charter)

        California                             33-0213497
(State or other jurisdiction of      (I.R.S. Employer
Identification No.)
 incorporation or organization)

1466 9th Avenue, San Diego, California        92101
(Address of principal executive offices)   (Zip Code)

Issuer's telephone number:   (619) 699-6100

Securities registered under Section 12(b) of the Exchange Act:
              None

Securities registered under Section 12(g) of the Exchange Act:
              Limited Partnership Interests
              (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / X / No / /

State issuer's revenues for its most recent fiscal year:
              $2,025,358.

The aggregate market value of the voting securities held by non-affiliates is not determinable as there is no established market and the securities have only limited voting rights.

State the number of limited partnership interests outstanding as of
December 31, 1996:   5,900 interests held by 914 limited partners.

DOCUMENT INCORPORATED BY REFERENCE
Definitive Prospectus dated February 6, 1987, as supplemented
December 2, 1987 is incorporated by reference into Part III.

                      MISSION VALLEY COMFORT SUITES, LTD.
                       A California Limited Partnership
                                    PART I
Item 1.  Business

Mission Valley Comfort Suites Ltd., A California Limited Partnership, formerly Motels of America Series X, A California Limited Partnership, (the Partnership) was formed on September 18, 1987 pursuant to the California Revised Uniform Limited Partnership Act. As of December 31, 1996, the Partnership consisted of a general partner, GHG Hospitality, Inc. (GHG), and 914 limited partners owning 5,900 limited partnership interests. The limited partnership interests sold at a public offering price of $1,000 each commencing February 6, 1987 pursuant to a Registration Statement on Form S-18 under the Securities Act of 1933 (Registration 33-11224-LA). The offering of $5,900,000 was fully subscribed and closed on March 21, 1988.

The Partnership was organized to lease a parcel of land in the Mission Valley area of San Diego, California and build and operate thereon a 122-room Comfort Suites motel as a franchise of Choice International. The land was leased from Colony Ventures Ltd., a nonaffiliated party, by Motels of America, Inc. (MOA) and the former general partners in November 1986, and was held for the benefit of the Partnership until the Partnership had raised sufficient funds to build the motel. MOA and the former general partners assigned the land lease to the Partnership for their actual carrying costs. The motel was opened for business in September 1988 under a twenty-year franchise agreement with Quality Inns International, Inc. to provide the Partnership with consultation in the areas of design, construction, and operation of the motel. The agreement required the payment of initial franchise fees of $50,000 and requires ongoing royalty and chain-affiliated advertising fees based on a percentage of gross room revenues. Since January 1, 1990, the motel has been operated pursuant to a management agreement with GHG.

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

The property is subject to a trust deed with a balance of $236,911, as of December 31, 1996.

Item 3.  Legal Proceedings

The Partnership is not subject to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

                      MISSION VALLEY COMFORT SUITES, LTD.
                        A California Limted Partnership
                                    PART II

Item 5.  Market for Limited Partnership Interests and Related
Partner Matters

There is no public trading market for the Partnership's limited partnership interests. There were approximately 914 holders of the Partnership's 5,900 limited partnership interests as of December 31, 1996. Cash distributions to holders of limited partnership interests totalled $270,000 ($45.76 per interest) in 1996 and $216,000 ($36.61 per interest) in 1995.

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

An independent appraisal valued the Partnership's motel property at $3,440,000 as of October 21, 1996. The carrying amount of investment property on the Partnership's financial statements was $3,651,965 as of December 31, 1996. Management expects that undiscounted cash flows from the motel will exceed its carrying value and, therefore, an impairment loss has not been recorded.

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

Results of Operations:

Net income was $283,799 in 1996 and $223,984 in 1995.  Total revenues were $2,025,358 in 1996 and $1,883,264 in 1995.  The property operated at an occupancy of 73.80% in 1996 and 69.74% in 1995. The average daily room rate was $59.11 in 1996 and $58.36 in 1995.

Although city-wide occupancy rates are expected to increase in 1997, the Mission Valley area remains overbuilt and downtown San Diego has become an alternative destination for both corporate and leisure travelers. To help prevent occupancy rates from falling, the Partnership will run advertisements in Los Angeles and Phoenix offering competitive, lower rates. The Partnership has increased its sales efforts to travel agents, group tours and other leisure travelers, as well as to business. The first quarter of 1997 is showing an increase in group bookings resulting in higher than average occupancy. The summer months look promising and should generate high rates at the motel. Our web page on the Internet is resulting in additional exposure and adding to occupancy. The property manager is exploring other advertising media such as magazines that are available at highway rest stops and is participating in San Diego Convention and Visitors Bureau's nationwide campaign for San Diego. These new exposures have resulted in additional bookings. An independent consulting firm has forecast that overall in 1997 hotels in the San Diego area should experience a 7% increase in occupancy and a 4.8% increase in average daily room rates.

During 1996 a motel property approximately one mile from the Mission Valley Comfort Suites became a Comfort Inn and Suites franchisee of Choice International and began participating in the Choice Reservations System used by the Partnership's motel. Due to the proximity of this motel to the Partnership's motel and the availability of suites, it is in direct competition with Mission Valley Comfort Suites and has decreased the number of reservations that otherwise would have been received from the Choice Reservations System. This motel opened in June 1996; therefore, the full impact will likely not be evident until the end of 1997. As previously discussed, Management is exploring new advertising media in an effort to compensate for this new competition.

The effect of current operations on liquidity was net cash provided by operating activities of $422,595 in 1996 and $397,692 in 1995. The cash was used primarily for cash distributions to partners which were $300,000 in 1996 and $240,000 in 1995 and for investment property expenditures which were $95,901 in 1996 and $124,718 in 1995.

Seasonality:

The motel business is seasonal with the third quarter being the strongest due to the tourist business and the last half of the fourth quarter and the first half of the first quarter being the weakest. It is not unusual for the motel operations to have negative cash flow during this weak period.

Item 7.  Financial Statements and Supplementary Data

                      MISSION VALLEY COMFORT SUITES LTD.,
                       A California Limited Partnership



                                   I N D E X

                                                       Pages


Independent Auditor's Report                               8


Balance Sheets, December 31, 1996 and 1995               9-10


Statements of Operations, Years Ended December 31, 1996
  and 1995                                                11


Statements of Partners' Capital, Years Ended December 31,
  1996 and 1995                                          12-13


Statements of Cash Flows, Years Ended December 31, 1996
  and 1995                                                 14


Notes to Financial Statements                            15-19

                         Independent Auditor's Report


The Partners
Mission Valley Comfort Suites Ltd.,
A California Limited Partnership

We have audited the balance sheets of Mission Valley Comfort Suites Ltd., A California Limited Partnership, as of December 31, 1996 and 1995, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mission Valley Comfort Suites Ltd., A California Limited Partnership, as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Levitz, Zacks, Ciceric
San Diego, California
February 12, 1997

                      MISSION VALLEY COMFORT SUITES LTD.,
                       A California Limited Partnership
                                Balance Sheets
                          December 31, 1996 and 1995
                               (Part 1 of 2)

         ASSETS                                  1996       1995
       ----------                             --------   ---------

Current Assets:
  Cash and cash equivalents                    $  75,541  $  55,694
  Accounts receivable                             38,797     26,647
  Operating supplies                              15,540     15,603
  Prepaid expenses                                22,422     14,207
  Due from affiliate                               4,848        821
                                                ---------  --------
      Total current assets                       157,148    112,972
Investment property, at cost:
  Building and improvements                    4,603,619  4,541,600
  Furniture, fixtures and equipment            1,211,442  1,177,560
                                               ---------- ---------

                                               5,815,061  5,719,160
  Less accumulated depreciation                2,163,096  1,983,846
                                               ---------- ---------
      Investment property, net                 3,651,965  3,735,314

Franchise fees, net                               29,167     31,667
                                               ---------- ---------
         Total assets                         $3,838,280 $3,879,953
                                              ========== ==========

             See accompanying notes to financial statements

                      MISSION VALLEY COMFORT SUITES LTD.,
                       A California Limited Partnership
                                Balance Sheets
                          December 31, 1996 and 1995
                                 (Part 2 of 2)

   LIABILITIES AND PARTNERS' CAPITAL             1996       1995
   ----------------------------------         ---------  ---------
Current Liabilities:
  Accounts payable                          $   41,816  $  29,003
  Accrued expenses                              13,180     14,535
  Due to affiliate                              11,440     11,852
  Current portion of long-term debt              7,415      6,847
                                            ----------- --------
      Total current liabilities                 73,851     62,237

Long-term debt, less current portion           229,496    236,911
Deferred rent liability                      1,483,590  1,513,261
                                            ----------- ----------

      Total liabilities                      1,786,937  1,812,409

Partners' Capital:
  General partner:
    Capital contributions                       31,210     31,210
    Cumulative net loss                       (114,781)  (143,161)
    Cumulative cash distributions             (187,640)  (157,640)
                                             ---------- ----------
                                              (271,211)  (269,591)

  Limited partners (5,900 interests):
    Capital contributions,
          net of offering costs              5,117,287  5,117,287
    Cumulative net loss                     (1,033,025)(1,288,444)
    Cumulative cash distributions           (1,761,708)(1,491,708)
                                            ----------- ----------
                                             2,322,554  2,337,135
                                            ----------- ----------
      Total partners' capital                2,051,343  2,067,544
                                            ----------- ----------
      Total liabilities
           and partners' capital            $3,838,280  $3,879,953
                                            =========== ==========

                See Accompanying notes to financial statements


                      MISSION VALLEY COMFORT SUITES LTD.,
                       A California Limited Partnership
                           Statements of Operations
                    Years Ended December 31, 1996 and 1995


                                                1996       1995
                                            ---------  --------
Revenues:
  Room revenues                              $1,949,461 $1,812,551
  Phone revenues                                 45,151     42,399
  Interest income                                 2,095      1,188
  Other                                          28,651     27,126
                                             ----------- ----------

      Total revenues                          2,025,358  1,883,264

Expenses:
  Property operating expenses                   631,071    589,360
  Rent                                          223,504    218,882
  Depreciation                                  185,610    174,492
  General and administrative                    165,028    156,910
  Royalties and advertising                     153,915    145,535
  Management fees                               121,396    112,996
  Marketing                                      60,703     72,394
  Real estate taxes                              59,228     47,711
  Repairs and maintenance                        82,188     87,258
  Property and liability insurance               37,163     30,749
  Interest                                       19,253     20,493
  Amortization                                    2,500      2,500
                                             ----------- ----------
      Total expenses                          1,741,559  1,659,280
                                             ----------- ----------
      Net income                             $  283,799 $  223,984
                                            =========== ===========

      Net income per interest                $    43.29 $   34.17
                                             =========== ==========

               See accompanying notes to financial statements

                      MISSION VALLEY COMFORT SUITES LTD.,
                       A California Limited Partnership
                        Statements of Partners' Capital
                    Years Ended December 31, 1996 and 1995
                                 (Part 1 of 2)

                                  General Partner
                        ---------------------------------------------------
                                          Cumulative  Cumulative
                             Capital        Net          Cash
                          Contributions      Loss     Distributions   Total
                        ---------------- ----------- -------------- --------
Balance, January 1, 1995    $ 31,210     $(165,559)   $(133,640)   $(267,989)

Net income, year ended
  December 31, 1995            -0-          22,398        -0-         22,398

Cash distributions
  ($36.61 per interest)        -0-           -0-        (24,000)     (24,000)
                           ----------   -----------  ------------  ----------

Balance, December 31, 1995    31,210      (143,161)    (157,640)    (269,591)

Net income, year ended
  December 31, 1996            -0-          28,380        -0-         28,380

Cash distributions
  ($45.76 per interest)        -0-           -0-        (30,000)     (30,000)
                           ----------  ------------  -------------  ----------
Balance, December 31, 1996  $ 31,210     $(114,781)   $(187,640)    $(271,211)
                           ==========  ============  =============  ==========

                          See accompanying notes to financial statements

                      MISSION VALLEY COMFORT SUITES LTD.,
                       A California Limited Partnership
                        Statement of Partners' Capital
                    Years Ended December 31, 1996 and 1996
                                 (Part 2 of 2)




                               Limited Partners
                 ----------------------------------------------------

                                  Cumulative      Cumulative                 Total
                         Capital    Net               Cash                   Partners'
                       Contributions Loss         Distributions    Total       Capital
                       ------------- --------     -------------  ---------   ----------

Balance, January 1, 1995 $5,117,287  $(1,490,030)  $(1,275,708)  $2,351,549  $2,083,560


Net Income, year ended
   December 31, 1995          -0-        201,586        -0-          201,586     223,984


Cash distributions
   ($36.61 per interest)      -0-         -0-         (216,000)     (216,000)   (240,000)
                         -----------  -------------  -----------  ----------  -----------
Balance,
    December 31, 1995     5,117,287   (1,288,444)   (1,491,708)    1,337,135   2,067,544


Net income, year ended
    December 31, 1996         -0-        255,419       -0-          255,419   $  283,799


Cash distributions
   ($45.76 per interest)      -0-          -0-       (270,000)     (270,000)   (300,000)
                         -----------  ------------  -----------  -----------  ----------

Balance,
    December 31, 1996    $5,117,287  $(1,033,025) $(1,761,708)  $ 2,322,554 $ 2,051,343
                        ============ ============ ============= =========== ============

               See accompanying notes to financial statements

                      MISSION VALLEY COMFORT SUITES LTD.,
                       A California Limited Partnership
                           Statements of Cash Flows
                    Years Ended December 31, 1996 and 1995

                                                  1996     1995
                                                --------  -------
Cash flows from operating activities:
  Net income                                  $ 283,799  $ 223,984
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization             181,750  176,992
    (Increase) decrease in:
      Accounts receivable                       (12,150)  (4,058)
      Operating supplies                             63     (885)
      Prepaid expenses                           (8,215)   19,749
      Due from affiliate                         (4,027)   11,744
    Increase (decrease) in:
      Accounts payable                           12,813    (3,172)
      Accrued expenses                           (1,355)   (2,963)
      Due to affiliate                             (412)    5,973
      Deferred rent liability                   (29,671)  (29,672)
                                               ---------  --------
         Net cash provided by
            operating activities                422,595   397,692
                                               ---------  --------
Cash flows from investing activities:
  Investment property expenditures              (95,901) (124,718)
                                               --------- ---------
        Net cash used in investing activities   (95,901) (124,718)
                                               --------- ---------
Cash flows from financing activities:
  Cash distributions to partners               (300,000) (240,000)
  Payments of long-term debt                     (6,847)   (6,322)
                                               --------- ---------
        Net cash used in financing activities  (306,847) (246,322)
        Net increase in cash and
              cash equivalents                   19,847    26,652

Cash and cash equivalents, beginning of year     55,694    29,042

Cash and cash equivalents, end of year        $  75,541  $ 55,694
                                              ========= =========
Supplemental disclosure of cash flow information:
    Interest paid                             $ (19,253) $(20,493)
                                              ========== =========

           See accompanying notes to financial statements

                      MISSION VALLEY COMFORT SUITES LTD.,
                       A California Limited Partnership
                         Notes to Financial Statements
                     Years Ended December 31, 1996 and 1995

Note 1.  THE PARTNERSHIP AND A SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES

Mission Valley Comfort Suites Ltd., A California Limited Partnership (the Partnership), formerly Motels of America Series X, A California Limited Partnership, was formed on September 18, 1987 pursuant to the California Revised Uniform Limited Partnership Act. The Partnership consists of a general partner which owns a 10% interest and 914 limited partners which collectively own a 90% interest. The purpose of the Partnership is to construct, own, and operate a 122-room "suites only" motel under a franchise agreement with Quality Inns International, Inc. The motel was opened in September 1988.

The following is a summary of the Partnership's significant accounting policies:

       Cash and Cash Equivalents
       -------------------------

The Partnership considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

        Investment Property
        -------------------

Investment property is recorded at cost. Depreciation is computed using the straight-line method based on estimated useful lives of 5 to 35 years. Maintenance and repairs costs are expensed as incurred, while significant improvements, replacements, and major renovations are capitalized.

Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. There was no effect on the financial statements from the adoption of SFAS No. 121.

                      MISSION VALLEY COMFORT SUITES LTD.,
                       A California Limited Partnership
                         Notes to Financial Statements
                                (Continued)
                      Years Ended December 31, 1996 and 1995
        Franchise Fees
        ---------------

Franchise fees are amortized over the 20-year life of the franchise agreement which expires in 2008.


Note 1.  THE PARTNERSHIP AND A SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES

       Advertising
       -----------

Advertising costs are expensed as incurred. Advertising expense was $104,665 for the year ended December 31, 1996 and $100,772 for the year ended December 31, 1995.

       Income Taxes
       ------------

No provision for income taxes has been made as any liability for such taxes would be that of the partners rather than the Partnership.

        Net Income Per Interest
        -----------------------

Net income per interest is based upon the 90% allocated to limited partners divided by 5,900 limited partner interests outstanding throughout the year.

        Use of Estimates
        ----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                      MISSION VALLEY COMFORT SUITES LTD.,
                       A California Limited Partnership
                         Notes to Financial Statements
                              (Continued)
                      Years Ended December 31, 1996 and 1995

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

Note 3.  FRANCHISE AGREEMENT
The Partnership has entered into a twenty-year franchise agreement expiring in 2008 with Quality Inns International, Inc. to provide the Partnership with consultation in the areas of design, construction, and operation of the motel. The agreement required the payment of initial franchise fees of $50,000 and requires ongoing royalty and chain-affiliated advertising fees based on a percentage of gross room revenues.

Note 4.  LONG-TERM DEBT
The Partnership has a note payable which is due in monthly installments of $2,175, including 8% interest, through April 2013. The note is secured by a trust deed on the Partnership's motel.
The balance outstanding was $236,911 as of December 31, 1996 and $243,758 as of December 31, 1995. The fair value of long-term debt approximates its carrying amount based on borrowing rates currently available to the Partnership for loans with similar terms. Principal payments on this note are due as follows:

    Year         Principal payments
    1997             $ 7,415
    1998               8,031
    1999               8,697
    2000               9,419
    2001              10,200
    Thereafter       193,149
                    ---------
                   $ 236,911
                   ==========

                      MISSION VALLEY COMFORT SUITES LTD.,
                       A California LImited Partnership
                         Notes to Financial Statements
                              (Continued)
                     Years Ended December 31, 1996 and 1995

Note 5.  LEASE
The Partnership leases the land underlying its motel under an operating lease which expires in 2046. Prior to April 1, 1993, rents were subject to annual increases based on the greater of 2-1/2% or the increase in the Consumer Price Index. The total minimum rentals over the life of the lease, including the effects of the 2-1/2% minimum annual increases, were being recognized on the straight-line basis as required by generally accepted accounting principles. Effective April 1, 1993, the lease was amended to lower the rent payment to $20,000 per month. Rents are still subject to annual increases based on the increase in the Consumer Price Index, but the maximum annual increase is 5% and there is no minimum annual increase. Consequently, rent expense is now being recognized based on the amount due each month rather than on the straight-line basis. The rent payment was $21,485 per month as of December 31, 1996. As a result of the amendment to the lease agreement, a deferred rent liability of $1,594,894, which was incurred prior to April 1, 1993, is being credited to income on a straight-line basis over the remaining term of the lease. The Partnership is required to pay real estate taxes, insurance, and maintenance for the leased land and improvements thereon.
Future minimum lease payments are due as follows:

      Year           Lease payments
     -------         --------------

     1997             $    257,820
     1998                  257,820
     1999                  257,820
     2000                  257,820
     2001                  257,820
     Thereafter         11,580,751
                      ------------
                       $12,869,851
                      ============

                      MISSION VALLEY COMFORT SUITES LTD.,
                       A California Limited Partnership
                         Notes to Financial Statements
                              (Continued)
                    Years Ended December 31, 1996 and 1995

Note 6.  RELATED PARTY TRANSACTIONS
The motel is operated pursuant to a management agreement with GHG Hospitality, Inc. (GHG), the general partner. The agreement provides for the payment of monthly management fees of 6% of gross revenues. The agreement expires upon the termination or dissolution of the Partnership or upon three months' written notice from the general partner.
The Partnership has agreed to reimburse GHG for certain expenses related to services performed in maintaining the books and administering the affairs of the Partnership.
GHG and an affiliate, Grosvenor Management Services, Inc. (GMS), allocate to the Partnership certain marketing, accounting, and maintenance salaries and certain other expenses directly related to the operations of the Partnership.
Fees, reimbursements, salaries, and other expenses paid to GHG and GMS and included in total expenses for the years ended December 31, 1996 and 1995 are as follows:

                                 1996     1995
                                ------   ------
Management fees               $121,395  $112,996
Reimbursement for partnership
  administration expenses       39,188    36,151
Salaries and other allocated
  expenses                     120,212   138,446
                              --------- ---------
                             $ 280,795  $287,593
                             =========  =========

In addition, all motel employees are paid by GMS. The Partnership reimbursed GMS $337,744 in 1996 and $314,663 in 1995, including a one percent processing fee, for the wages of these employees.

Item 8.  Changes In and Disagreements with Accountants on
Accounting and Financial Disclosure

           None

PART III

Item 9.  Directors and Executive Officers of the Registrant

The general partner has general responsibility and ultimate authority in all matters affecting the business of the Partnership.

The general partner and its directors and executive officers as of December 31, 1996 are as follows:

GHG HOSPITALITY, INC. (GHG) was incorporated in November 1989 under the laws of the state of Delaware. GHG was elected as general partner effective January 1, 1990.

     J. MARK GROSVENOR, 49, is President and a Director of GHG. From 1976 to 1988, he served as chief executive officer of Nite Lite Inns, a California corporation, which owned Grosvenor Enterprises, a California limited partnership, which owns Grosvenor Inn. In 1984, he acquired Medallion Foods, Inc., a food processing company, located in Newport, Arkansas. Mr. Grosvenor graduated from San Diego State University with a bachelor's degree in business and finance.

     STEPHEN D. BURCHETT, 37, is Vice President of GHG. From 1984 to 1991 he worked in private business law practice in San Diego, California with Schall, Boudreau & Gore and Kaufman, Lorber, Grady & Farley. Mr. Burchett graduated from California State University Fullerton in 1981 with a bachelor's degree in finance and from the University of Santa Clara School of Law in 1984 with a juris doctorate.

     SYLVIA MELLOR CLARK, 52, is Controller of GHG. In 1978, she joined Grosvenor Industries, Inc., where she is controller and a director. Prior to joining Grosvenor Industries, Inc., she operated her own accounting firm from 1976 to 1978. Ms. Clark graduated from San Diego State University and National University.

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

Fees, reimbursements, salaries, and other expenses paid to GHG and GMS and included in total expenses for the years ended December 31, 1996 and 1995 are as follows:

                                         1996      1995
                                        -------  --------
Management fees                       $ 121,395  $ 112,996
Reimbursement for partnership
  administration expenses                39,188     36,151
Salaries and other allocated expenses   120,212    138,446
                                      ---------- ---------

                                      $ 280,795  $ 287,593
                                      ========== ==========

In addition, all motel employees are paid by GMS. The Partnership reimbursed GMS $337,744 in 1996 and $314,663 in 1995, including a one percent processing fee, for the wages of these employees.


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

   No annual report or proxy material for the fiscal year 1996 has been sent to the limited partners of the Partnership. An annual report will be sent to the limited partners subsequent to this filing and the Partnership has incorporated such reports in this filing.

                                  SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act., the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

By: GHG Hospitality, Inc.
    Corporate General Partner


By: /s/ J. Mark Grosvenor                      Date: March 27, 1997
    J. Mark Grosvenor
    President and Director of GHG


In accoprdance with the Exchange Act, this report has been signed below by the following persons on the behalf of the registrant and in the capacities and on the dates indicated.

By: GHG Hospitality, Inc.
    Corporate General Partner

By: /s/ J. Mark Grosvenor                      Date: March 27, 1997
    J. Mark Grosvenor
    President and Director of GHG

By: /s/ Stephen D. Burchett                    Date: March 27, 1997
    Stephen D. Burchett
    Vice President of GHG

By: /s/ Sylvia Mellor Clark                    Date March 27, 1997
    Sylvia Mellor Clark
    Controller of GHG