Form 10QSB
period 1997-03-31
MISSION VALLEY COMFORT SUITES LTD
filed 1997-05-12
CIK 810661

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

              Form 10-QSB - Quarterly or Transitional Report

 /X/      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

               For the quarterly period ended    March 31, 1997

 / /      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


            Commission File Number       33-11224-LA


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

Balance Sheet as of March 31, 1997 and December 31, 1996.

Statement of Operations for the three month period ended March 31, 1997 and March 31, 1996.

Statement of Cash Flows for the three month period ended March 31, 1997 and March 31, 1996.

Notes to Financial Statements.

               MISSION VALLEY COMFORT SUITES LTD.
                 A California Limited Partnership
                          Balance Sheet
                  March 31, 1997 and December 31, 1996
                           (Unaudited)
                          (Part 1 of 2)

                                         March 31,   December 31,
          ASSETS                           1997          1996
         --------                        --------    ------------
Current Assets:
  Cash and cash equivalents            $   216,550   $    75,541
  Accounts receivable                       25,057        38,797
  Operating supplies                        15,981        15,540
  Prepaid expenses                           6,677        22,422
  Due from Affiliates (note 4)                   0         4,848
                                       -----------   -----------
    Total current assets                   264,265       157,148

Investment property, at cost:
  Building and improvements              4,605,934     4,603,619
  Furniture, fixtures & equipment        1,211,442     1,211,442
                                       -----------   -----------

                                         5,817,376     5,815,061
  Less accumulated depreciation          2,211,384     2,163,096
                                       -----------   -----------
    Total investment property, net
     of accumulated depreciation         3,605,992     3,651,965
Franchise fees, net (note 2)                28,542        29,167
                                       -----------   -----------

                                       $ 3,898,799   $ 3,838,280
                                       ===========   ===========

         See accompanying notes to financial statements.

                 MISSION VALLEY COMFORT SUITES LTD.
                  A California Limited Partnership
                           Balance Sheet
                March 31, 1997 and December 31, 1996
                            (Unaudited)
                           (Part 2 of 2)

         LIABILITIES AND                  March 31, 1997     December 31, 1996
    PARTNER'S CAPITAL ACCOUNTS          ------------------    ----------------
Current liabilities:
 Current portion on long-term debt           $    7,698          $    7,415
 Accounts payable and accrued expenses           61,570              54,996
 Due to Affiliates (note 5)                      29,820              11,440
                                              ----------          ----------
   Total current liabilities                     99,088              73,851
                                              ----------          ----------
Long-term debt, less current portion            225,239             229,496
Deferred rent liability (note 6 and note 8)   1,476,172           1,483,590
                                             -----------         -----------
   Total liabilities                          1,800,499           1,786,937
                                            ------------        ------------
Partners' capital accounts:
 General partners:
 Capital contributions                          31,210              31,210
 Cumulative net earnings                      (110,085)           (114,781)
 Cumulative cash distributions                (187,640)           (187,640)
                                           -------------       -------------
                                              (266,515)           (271,211)
                                         ---------------       -------------
Limited partners:
 Capital contributions, net of
        offering costs                       5,117,287           5,117,287
 Cumulative net earnings                      (990,764)         (1,033,025)
 Cumulative cash distributions              (1,761,708)         (1,761,708)
                                          -------------       --------------
                                             2,364,815           2,322,554
                                          -------------       --------------
   Total partners' capital accounts          2,098,300           2,051,343
                                          -------------       --------------
                                            $3,898,799          $3,838,280
                                           ===========           ==========

          See accompanying notes to financial statements.

                MISSION VALLEY COMFORT SUITES LTD.,
                  A California Limited Partnership
                      Statement of Operations
                         Three Months Ended
                 March 31, 1997 and March 31, 1996
                            (Unaudited)

                                        THREE MONTHS ENDED
                                             March 31,
                                        1997              1996
                                        -----             ----
Revenues:
  Room revenues                       $ 457,555         $ 428,784
  Phone revenue                          10,182             8,751
  Interest income                            71               225
  Other income                            7,615             5,048
                                      ----------        ----------
                                        475,423           442,808
                                     -----------        ----------
Expenses:
  Property operating expenses           154,336           149,938
  Depreciation                           48,288            41,025
  General and administrative             42,779            45,350
  Amortization                              625               625
  Management fees                        28,526            26,555
  Royalties and advertising              28,950            29,225
  Real estate taxes                      17,424            11,930
  Interest expense                        4,726             5,043
  Lease expense                          57,038            55,770
  Marketing                              19,126            11,491
  Property and liability insurance        9,568             9,615
  Repairs & Maintenance                  17,080            21,609
                                     ----------        ----------
                                        428,466           408,176
                                     ----------        ----------
     Net earnings                    $   46,957        $   34,632
                                     ==========        ==========

     Net earnings per limited
      partnership interest           $     7.16        $     5.28
                                     ==========        ==========


          See accompanying notes to financial statements.

                             MISSION VALLEY COMFORT SUITES LTD.,
                              A California Limited Partnership
                                  Statement of Cash Flows
                                     Three Months Ended
                             March 31, 1997 and March 31, 1996
                                         (Unaudited)

                                        THREE MONTHS ENDED
                                              March 31,
                                          1997            1996
                                        ---------       --------
Cash flows from operating activities:
  Net earnings (loss)                  $   46,957      $   34,632
  Adjustments to reconcile net income to cash:
    Depreciation and amortization          48,913          41,650
    (Increase) decrease in:
       Accounts receivable                 13,740         (10,870)
       Operating supplies                    (441)         (1,335)
        Prepaid expenses                   15,745          17,484
    Increase (decrease) in:
       Accounts payable/accrued expenses    6,574          20,134
        Due to/from Affiliates             23,228          21,960
        Deferred rent liability            (7,418)         (7,418)
     Net cash provided by (used in)    ------------      -------------
           operating activities           147,298          81,269
                                      -------------      ------------
Cash flows from investing activities:
   Investment property expenditures       ( 2,315)        (15,233)
                                     --------------      ------------
       Net cash used in investing
           activities                      (2,315)        (15,233)
                                     --------------      ------------
Cash flows from financing activities:
    Proceeds/(Payments) of notes payable   (3,974)         (1,661)
    Cash distributions to partners              0               0
  Net cash provided by (used in)      -------------     -------------
             financing activities         ( 3,974)        ( 1,661)
                                      -------------     -------------
         Net increase/(decrease) in cash
              and cash equivalents        141,009          64,375

Cash and cash equivalents,
             beginning of period           75,541          55,694
                                     -------------     -------------
Cash and cash equivalents, end of period $216,550        $120,069
                                        =========        ========

                                      6
             See  accompanying notes to financial statements.

                         MISSION VALLEY COMFORT SUITES LTD.,
                           A California Limited Partnership
                             Notes to Financial Statements
                                        March 31, 1997

Readers of this quarterly report should refer to the partnership audited financial statements and annual report Form 10-KSB (File No. 33-11224-LA) for the period ended December 31, 1996, as certain footnote disclosures which would substantially duplicate those contained in such financial reports have been omitted from this report.

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

    Investment Property

Investment property is recorded at cost. Depreciation is computed using the straight-line method based on estimated useful lives of 5 to 35 years. Maintenance and repair costs are expensed as incurred, while significant improvements, replacements, and major renovations are capitalized.

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

                         MISSION VALLEY COMFORT SUITES LTD.,
                           A California Limited Partnership
                    Notes to Financial Statements (Continued)


2.  PARTNERSHIP AGREEMENT

Net income or loss and cash distributions from operations of the Partnership are allocated 90% to the limitedpartners and 10% to the general partner. Profits from the sale or other disposition of Partnership property are to be allocated to the general partner until its capital account equals zero; thereafter, to the limited partners until their capital accounts equal their capital contributions reduced by prior distributions of cash from sale or refinancing plus an amount equal to a cumulative but not compounded annual 8% return thereon which cumulative return shall be reduced (but not below zero) by the aggregate amount of prior distributions of cash available for distri-bution; thereafter, gain shall be allocated 15% to the general partner and 85% to the limited partners. Loss from sale shall be allocated 1% to the general partner and 99% to the limited partners.

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

4.  RELATED PARTY TRANSACTIONS

The motel is operated pursuant to a management agreement with GHG Hospital-ity, Inc. (GHG), the general partner. The agreement provides for the payment of monthly management fees of 6% of gross revenues.

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

                                                       (Continued)
                                   8

                         MISSION VALLEY COMFORT SUITES LTD.,
                           A California Limited Partnership
                    Notes to Financial Statements (Continued)
,
4.  RELATED PARTY TRANSACTIONS (Continued)

Fees and reimbursements for partnership administration expenses paid to GHG and GMS for the three months ended March 31, 1997 and March 31, 1996 are as follows:

                                  Three Months Ended
                                   3/31/97   3/31/96
                                   --------- ---------
Management Fees                     $28,526   $26,555
Reimbursement for partnership
 administration expenses              9,387     9,038
Salaries and other
 allocated expenses                  19,954    25,590

In addition, all motel employees are paid by GMS.  For the three months ended
March 31, 1997, the Partnership reimbursed GMS $90,238. for the wages of these employees which includes a one percent processing fee.

At March 31, 1997, $29,820 was due to GHG and GMS relating to reimbursement for these operating expenses.

5.  LONG-TERM DEBT

The Partnership has a note payable which is due in monthly installments of $2,175, including 8% interest, through April 2013. The note is secured by a trust deed on the Partnership's motel. The balance outstanding was $232,937.
as of March 31,1997 and $242,097 as of March 31, 1996. The fair value of long-term debt approximates its carrying amount based on borrowing rates currently available to the Partnership for loans with similar terms. Begin-ning with the March 1997 note payment, the Partnership elected to pay $4,350 per mont (double the $2,175 installment amount due each month). The results of this increase in the monthly payments will save the Partnership $126,169 in interest expense over the remaining term of the note, and the note will pay in full in October 2002 rather than April 2013.


Principal payments on this note are due as follows:
               April 1997- December 1997    $   5,750
               1998                             8,222
               1999                             8,905
               2000                             9,644
               2001                            10,444
               Thereafter                     189,132
                                              --------
                                            $ 232,097
                                            ==========

                                                     (Continued)
                                      9

                         MISSION VALLEY COMFORT SUITES LTD.,
                           A California Limited Partnership
                    Notes to Financial Statements (Continued)

6.  LEASE

The Partnership leases the land underlying its motel under an operating lease which expires in 2046. Prior to April 1, 1993, rents were subject to annual increases based on the greater of 2-1/2% or the increase in the Consumer
Price Index. The total minimum rentals over the life of the lease, including the effects of the 2-1/2% minimum annual increases, were being recognized on the straight-line basis as required by generally accepted accounting principles. Effective April 1, 1993, the lease was amended to lower the rent payment to $20,000 per month. Rents are still subject to annual increases based on the increase in the Consumer Price Index, but the maximum annual increase is 5% and there is no minimum annual increase. The rent payment was $21,485 per month as of March 31, 1997. As a result of the amendment to the lease agreement, a deferred rent liability of $1,594,894, which was incurred prior to April 1, 1993, is being credited to income on a straight
-line basis over the remaining term of the lease. The Partnership is required to pay real estate taxes, insurance, and maintenance for the leased land and improvements thereon.

Future minimum lease payments are due as follows:
               1997                  $   257,820
               1998                      257,820
               1999                      257,820
               2000                      257,820
               2001                      257,820
               Thereafter             11,580,751
                                      ----------
                                     $12,869,851
                                     ===========

7.  ADJUSTMENTS

In the opinion of the general partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of and for the three months ended March
31, 1997.

8.  SUBSEQUENT EVENT

In May 1997, the Partnership paid a distribution of $58,501 to the limited partners.

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

As a result of cost overruns related to the acquisition and construction of the motel, the Partnership borrowed $200,000 from the party that is the lessor under its land lease. The note is payable in monthly installments of $2,175, including interest at 8%, over a 20-year period. Beginning with the March 1997 note payment, the Partnership elected to pay $4,350 per month (double the $2,175 installment amount due each month). The results of this increase in the monthly payments will save the Partnership $126,169 in interest expense over the term of the note, and the note will pay in full in October 2002 rather than April 2013.

An independent appraisal valued the Partnership's motel property at $3,440,000 as of October 21, 1996. The carrying amount of investment property on the Partnership's financial statements was $3,651,965 as of December 31, 1996. Management expects that undiscounted cash flows from the motel will exceed its carrying value and, therefore, an impairment loss has not been recorded.

The deferred rent liability represents amounts accrued under the Partner-ship's land lease prior to April 1, 1993. Under the original land lease, annual rent increases were based on the greater of 2-1/2% or the increase in the Consumer Price Index. The Partnership was required by generally accepted accounting principles to record rent expense and a deferred rent liability based on projecting the 2-1/2% minimum annual rent increase over the 60-year term of the lease. Effective April 1, 1993, the land lease was amended. Under the amended land lease, monthly rent payments were reduced from $30,138 per month to $20,000 per month. Annual rent increases are based on the lesser of the increase in the Consumer Price Index or 5%, and there is no minimum annual increase. Rent expense under the amended lease is significantly lower than under the previous lease. The rent payment was $21,485 per month as of March 31, 1997. In addition, the deferred rent liability accrued prior to April 1, 1993 is being credited to income on a straight-line basis over the remaining term of the lease.

Results of Operations:

For the three months ended March 31, 1997, room revenues were $457,555 the occupancy rate was 73.2% and the average daily rate was $56.93. This compares to the three months ended March 31, 1996 when room revenues were $428,784, the occupancy rate was 70.48% and the average daily rate was $54.80.


                                                        (Continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


The three months ended March 31,1997 compared with the three months ended March 31, 1996, shows an average daily rate increase of $2.13 per room while occupancy increased by approximately three percentage points, resulting in an increase in room revenue of $28,177. Profit for the three months ended March 31, 1997 increased by $12,325 when compared with the three months ended March 31, 1996.

Choice contributed a total of 3,097 room nights (approximately 38.5% of our business) through its reservation system, approximately 583 room nights greater than last year.

The effect of current operations on liquidity was net cash provided by operating activities of $147,298 for the three months ended March 31, 1997 and $81,269 for the three months ended March 31, 1996.

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

(REGISTRANT)                     Mission Valley Comfort Suites Ltd.,
                                 A California Limited Partnership
                                 By:   GHG Hospitality, Inc.
                                       Corporate General Partner


By (SIGNATURE)                   /s/  J. Mark Grosvenor
 (NAME AND TITLE)                J. Mark Grosvenor, President and Director
 (DATE)                          May 9, 1997

By (SIGNATURE)                   /s/  Sylvia Mellor Clark
 (NAME AND TITLE)                Sylvia Mellor Clark, Controller
 (DATE)                          May 9, 1997