Form 10QSB
period 1997-06-30
MISSION VALLEY COMFORT SUITES LTD
filed 1997-08-13
CIK 810661

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

              Form 10-QSB - Quarterly or Transitional Report

/X/       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1997

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

Check whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes /X/    No   / /


State the number of limited partnership interests outstanding as of the latest practicable date: 5,900

                 PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Incorporated herein is the following unaudited financial information:

Balance Sheet as of June 30, 1997 and December 31, 1996.

Statement of Operations for the three and six month periods ended June 30, 1997 and June 30, 1996.

Statement of Cash Flows for the three and six month periods ended June 30, 1997 and June 30, 1996.

Notes to Financial Statements.

                 MISSION VALLEY COMFORT SUITES LTD.
                  A California Limited Partnership
                           Balance Sheet
                June 30, 1997 and December 31, 1996
                            (Unaudited)
                           (Part 1 of 2)

                                        June 30,       December 31,
          ASSETS                         1997              1996
Current Assets:
  Cash and cash equivalents           $   196,326     $    75,541
  Accounts receivable                      11,896          38,797
  Operating supplies                       15,352          15,540
  Prepaid expenses                         38,443          22,422
  Due from Affiliates (note 4)                  0           4,848
                                      -----------       -----------
    Total current assets                  262,017         157,148

Investment property, at cost:
  Building and improvements             4,607,371       4,603,619
  Furniture, fixtures & equipment       1,218,083       1,211,442
                                      ------------     ------------
                                        5,825,455       5,815,061

  Less accumulated depreciation         2,259,819       2,163,096
                                      ------------    -------------
    Total investment property, net
     of accumulated depreciation        3,565,636       3,651,965
Franchise fees, net (note 2)               27,917          29,167
                                     -------------   --------------
                                      $ 3,855,570     $ 3,838,280
                                       ==========     =============

           See accompanying notes to financial statements.

                 MISSION VALLEY COMFORT SUITES LTD.
                  A California Limited Partnership
                           Balance Sheet
                June 30, 1997 and December 31, 1996
                            (Unaudited)
                           (Part 2 of 2)

         LIABILITIES AND                June 30, 1997     December 31, 1996
    PARTNER'S CAPITAL ACCOUNTS
Current liabilities:
 Current portion on long-term debt       $    8,446          $    7,415
 Accounts payable and accrued expenses       66,232              54,996
 Due to Affiliates (note 4)                   5,373              11,440
                                           ---------          ----------
   Total current liabilities                 80,051              73,851
                                           ----------         ----------

Long-term debt, less current portion        216,044             229,496
Deferred rent liability (note 6)          1,468,754           1,483,590
                                          -----------        -----------
 Total liabilities                        1,764,849           1,786,937
                                         ------------       ------------
Partners' capital accounts:
 General partners:
 Capital contributions                      31,210              31,210
 Cumulative net earnings                  (104,343)           (114,781)
 Cumulative cash distributions            (194,140)           (187,640)
                                        -------------      -------------
                                          (267,273)           (271,211)
                                      ---------------      -------------
Limited partners:
 Capital contributions,
       net of offering costs             5,117,287           5,117,287
 Cumulative net earnings                  (939,085)         (1,033,025)
 Cumulative cash distributions          (1,820,208)         (1,761,708)
                                       -------------     --------------
                                         2,357,994           2,322,554
                                       -------------     --------------
   Total partners' capital accounts      2,090,721           2,051,343
                                      -------------      --------------
                                        $3,855,570          $3,838,280
                                      ===========           ==========

          See accompanying notes to financial statements.

                MISSION VALLEY COMFORT SUITES LTD.,
                  A California Limited Partnership
                      Statement of Operations
                 Three Months and Six Months Ended
                  June 30, 1997 and June 30, 1996
(Unaudited)

                     THREE MONTHS ENDED        SIX MONTHS ENDED
                 June 30,         June 30,        June 30,        June 30,
                   1997            1996           1997              1996
Revenues:
  Room revenues $ 492,526        $ 516,907          $ 950,081       $945,691
  Phone revenue     8,953           12,205             19,135         20,956
  Interest income     244              412                315            637
  Other income      9,178            9,062             16,793         14,110
              -------------    ------------      ------------    ------------
                  510,901          538,586            986,324        981,394
              ------------     ------------      ------------    ------------

Expenses:
Property operating
     expenses     173,018          160,765            327,354        310,703
Depreciation       48,434           41,632             96,722         82,657
General and admin  58,318           49,399            110,665        104,364
Amortization          625              625              1,250          1,250
Management fees    30,639           32,236             59,165         58,791
Royalties and
     advertising   37,643           39,277             66,593         68,502
Real estate taxes  19,045           12,992             36,469         24,922
 Interest expense   4,873            4,652              9,599          9,695
 Lease expense     57,038           55,770            114,076        111,540
 Marketing         11,066            9,675             30,192         21,166
 Repairs & Maint   12,778           23,731             29,858         45,340
              ------------     --------------     -------------     ----------
                  453,477          430,754            881,943        838,930
              ------------     --------------     -------------     ----------
  Net earnings   $ 57,424        $ 107,832         $  104,381      $ 142,464
                 ========         =========          ========        ========
  Net earnings per limited partnership
         interest  $ 8.76        $ 16.45              $15.92          $21.73
                   =======        =======            =======         =======

See accompanying notes to financial statements.

                   MISSION VALLEY COMFORT SUITES LTD.,
                    A California Limited Partnership
                         Statement of Cash Flows
                    Three Months and Six Months Ended
                     June 30, 1997 and June 30, 1996
                               (Unaudited)

                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                      June 30,                   June 30,
                                1997            1996       1997        1996
Cash flows from operating activities:
  Net earnings (loss)          $  57,424    $ 107,832   $  104,381  $142,464
  Adjustments to reconcile net income to cash:
    Depreciation and amortization 49,059       42,257       97,972    83,907
    (Increase) decrease in:
       Accounts receivable        13,161        7,011       26,899    (3,861)
       Operating supplies            629        1,527          188       192
       Prepaid expenses          (31,766)      (6,578)     (16,021)  (24,062)
      Accounts payable
         and accrued expenses      4,662       (6,825)      11,236    13,312
        Due to/from Affiliates   (24,447)      (2,505)      (1,219)   19,455
        Deferred rent liability   (7,418)      (7,417)     (14,836)  (14,835)

      Cash provided by(used in)  ---------- ----------- ----------  ---------
      operating activities        61,302      135,302      208,600   216,572
                                ------------ ----------- ----------  ---------
   Investing activities:
   Investmt property expenditures (8,079)     (11,402)     (10,394)  (26,635)
                                 ---------- ------------ ---------- ----------
       Net cash used in
          investing activities    (8,079)     (11,402)     (10,394)  (26,635)
                                 ---------- -----------  ---------- -----------
Cash flows from financing activities:
    Proceeds/(Payments) of
         notes payable            (8,447)     (1,665)      (12,421)   (3,356)
   Cash distrib to partners      (65,000)    (39,999)      (65,000)  (39,999)
     Net cash provided by(Usedin)---------- -----------  ----------- ----------
        financing activities     (73,447)    (41,694)      (77,421)  (43,355)
                                ----------- -----------  ----------- -----------
     Net increase in cash
        and cash equivalents     (20,223)     82,207       120,785   146,582
   Cash and cash equivalents,
          beginning of period    216,550     120,069        75,541    55,694
                               ---------- ------------  -----------  -----------
Cash and cash equivalents,
          end of period          196,326     202,276       196,326   202,276
                                =========   ========      ========   ========

                     See accompanying notes to financial statements.

                               MISSION VALLEY COMFORT SUITES LTD.,
                                A California Limited Partnership
                                 Notes to Financial Statements
                                        June 30, 1997

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

4.  RELATED PARTY TRANSACTIONS

The motel is operated pursuant to a management agreement with GHG Hospitality, Inc. (GHG), formerly Grosvenor Hospitality, Inc., the general partner. The agreement provides for the payment of monthly management fees of 6% of gross revenues.

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

                                                         (Continued)

                         MISSION VALLEY COMFORT SUITES LTD.,
                           A California Limited Partnership
                    Notes to Financial Statements (Continued)
4.  RELATED PARTY TRANSACTIONS (Continued)
Fees and reimbursements for partnership administration expenses paid to GHG and GMS for the three and six month periods ended June 30, 1997 and June 30, 1996 are as follows:

                                  Three Months Ended   Six Months Ended
                                    6/30/97  6/30/96   6/30/97     6/30/97
Management Fees                    $30,639   $32,236   $59,165    $58,791
Reimbursement for partnership
 administration expenses           $ 9,387   $10,711   $18,774    $19,749
Salaries and other
  allocated expenses               $19,804   $23,527   $39,758    $49,117

In addition, all motel employees are paid by GMS. The Partnership reimbursed GMS $96,111. for the wages of these employees which includes a one percent processing fee.

At June 30, 1997, $5,373. was due to GHG and GMS relating to reimbursement for these operating expenses.

5.  LONG-TERM DEBT
The Partnership has a note payable which is due in monthly installments of $2,175, including 8% interest, through April 2013. The note is secured by a trust deed on the Partnership's motel. The balance outstanding was $224,490 as of June 30,1997 and $240,402 as of June 30, 1996. The fair value of long-term debt approximates its carrying amount based on borrowing rates currently available to the Partnership for loans with similar terms. Beginning with the March 1997 note payment, the Partnership elected to pay $4,350 per month (double the $2,175 installment amount due each month). The results of this increase in the monthly payments will save the Partnership $169,169 in interest expense over the remaining term of the note, and the note will pay in full in October 2002 rather than March 2013.
Principal payments on this note are due as follows:

     July 1997 - December 1997   $     4,139
     1998                              8,790
     1999                              9,519
     2000                             10,309
     2001                             11,165
     Thereafter                      180,568
                                   ------------
                                    $224,490
                                     =======

                                                         (Continued)

                         MISSION VALLEY COMFORT SUITES LTD.,
                           A California Limited Partnership
                    Notes to Financial Statements (Continued)

6.  LEASE

The Partnership leases the land underlying its motel under an operating lease which expires in 2046. Prior to April 1, 1993, rents were subject to annual increases based on the greater of 2-1/2% or the increase in the Consumer Price Index. The total minimum rentals over the life of the lease, including the effects of the 2-1/2% minimum annual increases, were being recognized on the straight-line basis as required by generally accepted accounting principles. Effective April 1, 1993, the lease was amended to lower the rent payment to $20,000 per month. Rents are still subject to annual increases based on the increase in the Consumer Price Index, but the maximum annual increase is 5% and there is no minimum annual increase. The rent payment was $21,485 per month as of June 30, 1997. As a result of the amendment to the lease agree-ment, a deferred rent liability of $1,594,894, which was incurred prior to April 1, 1993, is being credited to income on a straight-line basis over the remaining term of the lease. The Partnership is required to pay real estate taxes, insurance, and maintenance for the leased land and improvements thereon.

Future minimum lease payments are due as follows:

               July 1997 - December 1997                $   128,910
               1998                                         257,820
               1999                                         257,820
               2000                                         257,820
               2001                                         257,820
               Thereafter                                11,580,751
                                                        ------------
                                                        $12,740,941
                                                         ===========

7.  ADJUSTMENTS

In the opinion of the general partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of and for the six months ended June 30, 1997.

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

As a result of cost overruns related to the acquisition and construction of the motel, the Partnership borrowed $200,000 from the party that is the lessor under its land lease. The note is payable in monthly installments of $2,175, including interest at 8%, over a 20-year period. Beginning with the March 1997 note payment, the Partnership elected to pay $4,350 per month (double the $2,175 installment amount due each month). The results of this increase in the monthly payments will save the Partnership $169,169 in interest expense over the remain-ing term of the note, and the note will pay in full in October 2002 rather than March 2013.

An independent appraisal valued the Partnership's motel property at $3,440,000 as of October 21, 1996. An update of this appraisal was made as of July 28, 1997 showing a value of $4,000,000. The carrying amount of investment property on the Partnership's financial statements was $3,565,636 as of June 30, 1997.

The deferred rent liability represents amounts accrued under the Partnership's land lease prior to April 1, 1993. Under the original land lease, annual rent increases were based on the greater of 2-1/2% or the increase in the Consumer Price Index. The Partnership was required by generally accepted accounting principles to record rent expense and a deferred rent liability based on projecting the 2-1/2% minimum annual rent increase over the 60-year term of the lease. Effective April 1, 1993, the land lease was amended. Under the amended land lease, monthly rent payments were reduced from $30,138 per month to $20,000 per month. Annual rent increases are based on the lesser of the increase in the Consumer Price Index or 5%, and there is no minimum annual increase. Rent expense under the amended lease is significantly lower than under the previous lease. The rent payment was $21,485 per month as of June 30, 1997. In addition, the deferred rent liability accrued prior to April 1, 1993 is being credited to income on a straight-line basis over the remaining term of the lease.

Results of Operations:

For the three months ended June 30, 1997, room revenues were $492,526, the occupancy rate was 72.59% and the average daily rate was $61.06. This compares to the three months ended June 30, 1996 when room revenues were $516,908, the occupancy rate was 79.7% and the average daily rate was $58.42.

For the six months ended June 30, 1997, room revenues were $950,081, the occupancy rate was 72.92% and average daily rate was $59.00. This compares to the six months ended June 30, 1996 when room revenues were $945,691, occupancy rate was 75.09% and average daily rate was $56.72.





MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The three months ended June 30,1997 compared with the three months ended June 30, 1996, shows an average daily rate increase of $2.64 per room while occupancy decreased by approximately seven percentage points, resulting in an decrease in room revenue of $24,382 for the three months ended June 30, 1997. Profit for the three months ended June 30, 1997 decreased by $50,408 when compared with the three months ended June 30, 1996. Year-to-date figures for the six months ended June 30, 1996 show occupancy decreased by approximately two percentage points but room revenue, because of the increase in average rate, is $4,390 greater than the six months ended June 30, 1996. Profit for the six months ended June 30, 1997 decreased by $38,083.

Choice central reservations accounted for 1935 room nights (24%) for the three months ended June 30,1997 for a year to date percentage of 22.6% in 1997 compared to 29% in 1996.

Several conventions will be hosted this summer both in Mission Valley and at the San Diego Convention Center downtown which will drive rates higher and create greater demand. The third quarter 1997 promises to surpass pro-jections in both occupancies and average daily rate.

The hotel's Web sites continue to generate reservation inquiries. Promotions with Visa and San Diego Convention and Visitors Bureau have also contributed to occupancies despite the increased competition the hotel is facing in comparable rooms in the immediate area. These factors force management to remain competitive in pricing and amenity services.

The General Partner is currently considering strategic opportunities which the Partnership could pursue in an effort to maximize the value of the Limited Partners' investment in the Partnereship. Because the General Partner wishes to maintain as much flexibility to enter into any such strategic transaction which may be identified, the General Partner has determined to retain the amounts which it would normally distribute for the second quarter. General and administrative expenses relating to this matter in the amount of $9,092 attributed to the decreased profit.

The effect of current operations on liquidity was net cash provided by operating activities of $208,600 for the six months ended June 30, 1997 and $216,572 for the six months ended June 30, 1996.

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

(REGISTRANT)           Mission Valley Comfort Suites Ltd.,
                       A California Limited Partnership
                       By:    GHG Hospitality, Inc.
                              Corporate General Partner

By (SIGNATURE)         / s /        J. Mark Grosvenor
   (NAME AND TITLE)    J. Mark Grosvenor, Chief Executive Officer and Director
   (DATE)              August 13, 1997


By   (SIGNATURE)       / s /      Sylvia Mellor Clark
     (NAME AND TITLE)  Sylvia Mellor Clark, Controller
     (DATE)            August 13, 1997