Form 10QSB
period 1997-09-30
MISSION VALLEY COMFORT SUITES LTD
filed 1997-11-13
CIK 810661

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

        Form 10-Q.B. - Quarterly or Transitional Report

/X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

          For the quarterly period ended    September 30, 1997

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from               to

       Commission File Number       33-11224-LA


Mission Valley Comfort Suites Ltd.,A California Limited Partnership (Exact name of small business issuer as specified in its charter)

           California                               33-0213497
(State or other jurisdiction of       (I.R.S. Employer Identification No)
incorporation or organization)

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

Balance Sheet as of September 30, 1997 and December 31, 1996.

Statement of Operations for the three months and the nine months ended September 30, 1997 and September 30, 1996.

Statement of Cash Flows for the three months and the nine months ended September 30, 1997 and September 30, 1996.

Notes to Financial Statements.

              MISSION VALLEY COMFORT SUITES LTD.
               A California Limited Partnership
                        Balance Sheet
           September 30, 1997 and December 31, 1996
                         (Unaudited)
                        (Part 1 of 2)

                                           September 30,    December 31,
          ASSETS                                 1997              1996
Current Assets:
  Cash and cash equivalents                $   341,097      $    75,541
  Accounts receivable                           22,669           38,797
  Operating supplies                            17,505           15,540
  Prepaid expenses                              18,500           22,422
  Due from Affiliates (note 4)                       0            4,848
                                            -----------       -----------
    Total current assets                       399,771          157,148

Investment property, at cost:
  Building and improvements                  4,614,717        4,603,619
  Furniture, fixtures & equipment            1,222,206        1,211,442
                                           ------------     ------------
                                             5,836,923        5,815,061

  Less accumulated depreciation              2,308,518        2,163,096
                                            -----------    -------------
    Total investment property, net
     of accumulated depreciation             3,528,405        3,651,965
Franchise fees, net (note 3)                    27,292           29,167
                                          -------------   --------------
                                           $ 3,855,468      $ 3,838,280
                                           ===========     =============







        See accompanying notes to financial statements.

              MISSION VALLEY COMFORT SUITES LTD.
               A California Limited Partnership
                        Balance Sheet
           September 30, 1997 and December 31, 1996
                         (Unaudited)
                        (Part 2 of 2)

         LIABILITIES AND                    September 30,       December 31,
    PARTNER'S CAPITAL ACCOUNTS                    1997             1996
Current liabilities:
 Current portion on long-term debt (note 5)  $    9,161          $    7,415
 Accounts payable and accrued expenses          113,275              54,996
 Due to Affiliates (note 4)                       1,094              11,440
                                              ----------          ----------
   Total current liabilities                    123,530              73,851
                                              ----------          ----------

Long-term debt,less current portion (note 5)    206,710             229,496
Deferred rent liability (note 6)              1,461,336           1,483,590
                                             -----------        ------------


   Total liabilities                          1,791,576          1,786,937
                                            ------------        ------------
Partners' capital accounts:
 General partners:
 Capital contributions                          31,210             31,210
 Cumulative net earnings                       (97,026)          (114,781)
 Cumulative cash distributions                (194,140)          (187,640)
                                           -------------      -------------
                                              (259,956)          (271,211)
                                           -------------      -------------
Limited partners:
 Capital contributions,
     net of offering costs                   5,117,287          5,117,287
 Cumulative net earnings                      (873,232)        (1,033,025)
 Cumulative cash distributions              (1,820,208)        (1,761,708)
                                           -------------      --------------
                                             2,423,847          2,322,554
                                           -------------      --------------
   Total partners' capital accounts          2,163,847          2,051,343
                                           -------------      --------------
                                            $3,955,468         $3,838,280
                                            ===========        ==========

       See accompanying notes to financial statements.
                            Page 2

              MISSION VALLEY COMFORT SUITES LTD.,
               A California Limited Partnership
                   Statement of Operations
        For the Three Months and the Nine Months Ended
          September 30, 1997 and September 30, 1996
(Unaudited)

                      THREE MONTHS ENDED          NINE MONTHS ENDED
                     September 30,  September 30, September 30,  September 30,
                       1997           1996          1997           1996

Revenues:
  Room revenues         $ 636,763    $ 605,118     $1,586,844       $1,550,809
  Phone revenue             6,676       13,800         25,811           34,756
  Interest income             739          697          1,054            1,334
  Other income             14,027        7,248         30,820           21,358
                     ------------- ------------   ------------     ------------
                          658,205      626,863      1,644,529        1,608,257
                     ------------- ------------   ------------     ------------

Expenses:
 Property operating
       expenses           197,770      177,998        525,124         488,701
 Depreciation              48,700       42,002        145,422         124,659
 General & administrative 140,119       50,331        250,784         154,695
 Amortization                 625          625          1,875           1,875
 Management fees           39,448       37,566         98,613          96,357
 Royalties and advertising 50,401       47,686        116,994         116,188
 Real estate taxes         12,718       10,893         49,187          35,815
 Interest expense           4,635        4,796         14,234          14,491
 Lease expense             57,038       55,771        171,114         167,311
 Marketing                 12,565       10,285         42,757          31,451
 Repairs & Maintenance     21,016       18,161         50,874          63,501
                      ------------ -------------- -------------  ------------
                          585,035      456,114      1,466,978       1,295,044
                      ------------ -------------- -------------  ------------
       Net earnings    $   73,170    $ 170,749     $  177,551     $   313,213
                       ===========  ============  ============    ===========

Net earnings per limited
    partnership interest   $11.16     $ 26.05        $27.08          $47.78
                        ==========   ==========    ==========     ==========


        See accompanying notes to financial statements.

                   MISSION VALLEY COMFORT SUITES LTD.,
                    A California Limited Partnership
                         Statement of Cash Flows
              For the Three Months and the Nine Months Ended
                September 30, 1997 and September 30, 1996
                               (Unaudited)

                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                    September 30,          September 30,
                                   1997        1996      1997       1996
Cash flows from operating activities:
  Net earnings (loss)         $    73,170   $ 170,749  $  177,551   $313,213
  Adjustments to reconcile net income to cash:
    Depreciation and amortization  49,325      42,627     147,297    126,534
    (Increase) decrease in:
       Accounts receivable        (10,773)     (9,939)     16,126    (13,800)
       Operating supplies          (2,153)     (1,313)     (1,965)    (1,121)
       Prepaid expenses            19,943       6,221       3,922    (17,841)
    Increase (decrease) in:
       Accounts payable
         and accrued expenses      47,043      19,073      58,279     32,385
       Due to/from Affiliates      (4,279)    (24,964)     (5,498)    (5,509)
       Deferred rent liability     (7,418)     (7,418)    (22,254)   (22,253)
     Net cash provided by (used in)-------- ----------- ---------- -----------
     operating activities         164,858     195,036     373,458    411,608
                               ------------ ----------- ---------- -----------
Cash flows from investing activities:
 Investment property expenditures (11,469)    (48,041)    (21,862)   (74,676)
                               ------------ ----------- ---------- -----------
   Net cash used in
       investing activities       (11,469)    (48,041)    (21,862)   (74,676)
                               ------------ ----------- ---------- -----------
Cash flows from financing activities:

 Proceeds/(Paymts) notes payable  (8,618)      (1,728)    (21,039)   (5,084)
 Cash distributions to partners        0      (90,000)    (65,000) (129,999)
   Net cash provided by (used in)---------- ----------- ----------- -----------
             financing activities (8,618)     (91,728)    (86,039) (135,083)
                               ------------ ----------- ----------- -----------
Net increase in cash
     and cash equivalents        144,772       55,269     265,557   201,851

Cash and cash equivalents,
     beginning of period         196,326      202,276      75,541    55,694
                               ------------ ----------- ----------- -----------
Cash and cash equivalents,
     end of period              $341,098     $257,545    $341,098   $257,545
                               ============ =========== =========== =========

             See accompanying notes to financial statements.

              MISSION VALLEY COMFORT SUITES LTD.,
               A California Limited Partnership
                 Notes to Financial Statements
                      September 30, 1997

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

The following is a summary of the Partnership's significant accounting policies:

    Cash and Cash Equivalents

The Partnership considers all highly liquid instruments purchased with an original maturity of nine months or less to be cash equivalents.

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

                                                              (Continued)
                             Page 5

                      MISSION VALLEY COMFORT SUITES LTD.,
                        A California Limited Partnership
                 Notes to Financial Statements (Continued)


2.  PARTNERSHIP AGREEMENT

Net income or loss and cash distributions from operations of the Partnership are allocated 90% to the limited partners and 10% to the general partner. Profits from the sale or other disposition of Partnership property are to be allocated to the general partner until its capital account equals zero; there-after, to the limited partners until their capital accounts equal their capital contributions reduced by prior distributions of cash from sale or refinancing plus an amount equal to a cumulative but not compounded annual 8% return thereon which cumulative return shall be reduced (but not below zero) by the aggregate amount of prior distributions of cash available for distribution; thereafter, gain shall be allocated 15% to the general partner and 85% to the limited partners. Loss from sale shall be allocated 1% to the general partner and 99% to the limited partners.

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

                                                               (Continued)

                      MISSION VALLEY COMFORT SUITES LTD.,
                        A California Limited Partnership
                 Notes to Financial Statements (Continued)

4.  RELATED PARTY TRANSACTIONS (Continued)

Fees and reimbursements for partnership administration expenses paid to GHG and GMS for the three months and the nine months periods ended September 30, 1997 and September 30, 1996 are as follows:

                              Three Months Ended      Nine Months Ended
                               9/30/97  9/30/96      9/30/97    9/30/97
Management Fees               $39,448   $37,566     $98,613    $96,357
Reimbursement for partnership
 administration expenses      $ 9,387   $ 9,875     $28,160    $29,624
Salaries and other
  allocated expenses          $30,594   $31,873     $74,601    $80,990


In addition, all motel employees are paid by GMS. The Partnership reimbursed GMS $103,169 for the wages of these employees which includes a one percent processing fee.

At September 30, 1997, $1,094. was due to GHG and GMS relating to reimbursement for these operating expenses.

5.  LONG-TERM DEBT

The Partnership has a note payable which is due in monthly installments of $2,175, including 8% interest, through April 2013. The note is secured by a trust deed on the Partnership's motel. The balance outstanding was $215,872 as of September 30,1997 and $238,674 as of September 30, 1996. The fair value of long-term debt approximates its carrying amount based on borrowing rates currently available to the Partnership for loans with similar terms.
Beginning with the March 1997 note payment, the Partnership elected to pay $4,350 per month (double the $2,175 installment amount due each month). The results of this increase in the monthly payments will save the Partnership $126,169 in interest expense over the remaining term of the note, and the note will pay in full in October 2002 rather than March 2013.

Principal payments on this note are due as follows:

     October 1997-December 1997   $ 2,222
     1998                           9,346
     1999                          10,121
     2000                          10,961
     2001                          11,872
     Thereafter                   171,350
                                ----------
                                 $215,872
                                  =======

                                   Page  7

                       MISSION VALLEY COMFORT SUITES LTD.,
                         A California Limited Partnership
                  Notes to Financial Statements (Continued)

6.  LEASE

The Partnership leases the land underlying its motel under an operating lease which expires in 2046. Prior to April 1, 1993, rents were subject to annual increases based on the greater of 2-1/2% or the increase in the Consumer Price Index. The total minimum rentals over the life of the lease, including the effects of the 2-1/2% minimum annual increases, were being recognized on the straight-line basis as required by generally accepted accounting principles. Effective April 1, 1993, the lease was amended to lower the rent payment to $20,000 per month. Rents are still subject to annual increases based on the increase in the Consumer Price Index, but the maximum annual increase is 5% and there is no minimum annual increase. The rent payment was $21,485 per month as of September 30, 1997. As a result of the amendment to the lease agreement, a deferred rent liability of $1,594,894, which was incurred prior to April 1, 1993, is being credited to income on a straight-line basis over the remaining term of the lease. The Partnership is required to pay real estate taxes, insurance, and maintenance for the leased land and improvements thereon.

Future minimum lease payments are due as follows:

               Oct. 1997 - December 1997    $       64,455
               1998                                257,820
               1999                                257,820
               2000                                257,820
               2001                                257,820
               Thereafter                       11,580,751
                                            ----------------
                                               $12,676,486
                                            ================

7.  ADJUSTMENTS

In the opinion of the general partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of and for the three months and the nine months ended September 30, 1997.

8.  SUBSEQUENT EVENT

In November 1997, the Partnership paid a distribution of $134,999.29 to the limited partners.

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

An independent appraisal valued the Partnership's motel property at $3,440,000 as of October 21, 1996. An update of this appraisal was made as of July 28, 1997 showing a value of $4,000,000. The carrying amount of investment property on the Partnership's financial statements was $3,528,405 as of September 30, 1997.

The deferred rent liability represents amounts accrued under the Partnership's land lease prior to April 1, 1993. Under the original land lease, annual rent increases were based on the greater of 2-1/2% or the increase in the Consumer Price Index. The Partnership was required by generally accepted accounting principles to record rent expense and a deferred rent liability based on projecting the 2-1/2% minimum annual rent increase over the 60-year term of the lease. Effective April 1, 1993, the land lease was amended. Under the amended land lease, monthly rent payments were reduced from $30,138 per month to $20,000 per month. Annual rent increases are based on the lesser of the increase in the Consumer Price Index or 5%, and there is no minimum annual increase. Rent expense under the amended lease is significantly lower than under the previous lease. The rent payment was $21,485 per month as of September 30, 1997. In addition, the deferred rent liability accrued prior to April 1, 1993 is being credited to income on a straight-line basis over the remaining term of the lease.

Results of Operations:

For the three months ended September 30, 1997, room revenues were $636,763, the occupancy rate was 83.65% and the average daily rate was $67.82. This compares to the three months ended September 30, 1996 when room revenues were $605,118, the occupancy rate was 82.4% and the average daily rate was $65.31.

For the nine months ended September 30, 1997, room revenues were $1,586,844, the occupancy rate was 76.54% and average daily rate was $62.25. This compares to the nine months ended September 30, 1996 when room revenues were $1,550,809, occupancy rate was 77.59% and average daily rate was $59.79.

The three months ended September 30,1997 compared with the three months ended September 30, 1996, shows an average daily rate increase of $2.51 per room while occupancy increased by approximately one percentage points, resulting in an increase in room revenue of $31,645 for the three months ended September
30, 1997. Profit for the three months ended September 30, 1997 was $73,170 compared to profit of $170,749 for the three months ended September 30, 1996. Year-to-date figures for the nine months ended September 30, 1996 show occupancy decreased by approximately one percentage points but room revenue, because of the increase in average rate, is $36,035 greater than the nine months ended September 30, 1996. Profit for the nine months ended September 30, 1997 was $177,551 compared to $313,213 for the nine months ended September 30, 1997.

Choice central reservations accounted for room nights (24%) for the three months ended September 30, 1997 and a year to date percentage of 24% in 1997 compared to 20% in 1996.

A complete property appraisal was recently completed by Steven L. Bowen, MAI, of San Diego, California, in July of 1997. The estimated fair market value for the property including furniture, fixtures and equipment therein was assessed at $4,000,000 or $677.96 per unit. This reflects a $600,000 increase in assessed value from the prior appraisal completed in 1996.

In order to remain competitive with other mid-size properties in the Mission Valley area, the hotel installed coffee makers in all guest rooms. In addition, the hotel has begun accepting bids for lobby and hallway carpet, to be installed in early 1998.

The General Partner is currently considering strategic opportunities which the Partnership could pursue in an effort to increase cash returns to the partners and preserve and enhance the value of the Limited Partners' investment in the Partnership. These opportunities include a sale of the property, a reorgan-ization into another entity, and maintaining the status quo. In connection with the evaluation of these opportunities the Partnership has incurred pro-fessional fees in the amount of $95,852 which are included in general and administrative expenses. This has contributed to the decreased profit for the nine months ended September 30, 1997.

The effect of current operations on liquidity was net cash provided by operating activities of $373,458 for the nine months ended September 30, 1997 and $411,608 for the nine months ended September 30, 1996.

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


                         A California Limited Partnership
                         By:    GHG Hospitality, Inc.
                              Corporate General Partner

By  (SIGNATURE)               / s /        J. Mark Grosvenor
    (NAME AND TITLE)       J. Mark Grosvenor
                           Chief Executive Officer and Director
    (DATE)                 November 13, 1997


By   (SIGNATURE)              / s /      Sylvia Mellor Clark
     (NAME AND TITLE)       Sylvia Mellor Clark
                            Controller
     (DATE)                 November 13, 1997