Form 10KSB
period 1997-12-31
MISSION VALLEY COMFORT SUITES LTD
filed 1998-03-31
CIK 810661

             U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                           Form 10-KSB

/x/         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
           For the Fiscal Year Ended December 31, 1997

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /x/ Yes / / No

State issuer's revenues for its most recent fiscal year: $2,040,601.

The aggregate market value of the voting securities held by non-affiliates is not determinable as there is no established market and the securities have only limited voting rights.

State the number of limited partnership interests outstanding as of December 31, 1997: 5,900 interests held by 880 limited partners.

DOCUMENT INCORPORATED BY REFERENCE

Definitive Prospectus dated February 6, 1987, as supplemented December 2, 1987 is incorporated by reference into Part III.

                              PART I

Item 1.  Business

Mission Valley Comfort Suites Ltd., A California Limited Partnership, formerly Motels of America Series X, A California Limited Partnership, (the Partnership) was formed on September 18, 1987 pursuant to the California Revised Uniform Limited Partnership Act. As of December 31, 1997, the Partnership consisted of a general partner, GHG Hospitality, Inc. (GHG), and 880 limited partners owning 5,900 limited partnership interests. The limited partnership interests sold at a public offering price of $1,000 each commencing February 6, 1987 pursuant to a Registration Statement on Form S-18 under the Securities Act of 1933 (Registration 33-11224-LA). The offering of $5,900,000 was fully sub-scribed and closed on March 21, 1988.

The Partnership was organized to lease a parcel of land in the Mission Valley area of San Diego, California and build and operate thereon a 122-room
Comfort Suites motel as a franchise of Choice International. The land was leased from Colony Ventures Ltd., a nonaffiliated party, by Motels of America, Inc. (MOA) and the former general partners in November 1986, and was held for the benefit of the Partnership until the Partnership had raised sufficient funds to build the motel. MOA and the former general partners assigned the land lease to the Partnership for their actual carrying costs. The motel was opened for business in September 1988 under a twenty-year franchise agreement with Choice International to provide the Partnership with consultation in the areas of design, construction, and operation of the motel. The agreement required the payment of initial franchise fees of $50,000 and requires ongoing royalty and chain-affiliated advertising fees based on a percentage of gross room revenues. Since January 1, 1990, the motel has been operated pursuant to a management agreement with GHG.

The profitability of a motel is subject to general economic risks, the manage-ment ability of the operator, intense competition, desirability of a particular location, and other factors relating to its operations. The demand for parti-cular accommodations may vary seasonally and may be affected by economic reces-sions, changes in travel patterns caused by changes in energy prices, strikes, relocation of highways, the construction of additional highways and other factors. To meet competition in the industry and to maintain economic values, continuing expenditures must be made for modernizing, refurnishing, and main-taining existing facilities prior to the expiration of their anticipated useful lives.
                               2

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

       The Partnership has no employees.

At the time of the public offering in 1987 and 1988, the Prospectus stated that the general partner expected that the Partnership would consider selling or refinancing the motel after operating it for a period of approximately six to ten years. A recent informal survey conducted by the general partner of a number of limited partners indicated that a substantial majority would like the motel to be sold. For these reasons, the general partner decided in early 1998 to initiate the process which could possibly result in a sale of the motel.
On March 3, 1998, the Partnership entered into an agreement with Hotel Partners, Inc., a real estate broker specializing in hotel and motel properties, to list the motel for sale. The initial listing price is $5,000,000. However, there is no assurance that a buyer can be found or that the motel can be sold for this price. Furthermore, any sale would be subject to the approval of limited part-ners holding a majority of the limited partnership interests.

Item 2.     Property

The Partnership was assigned the land lease on September 18, 1987. The Part-nership constructed the following property which was completed in September 1988. The Partnership does not intend to acquire any additional property.

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

The property is subject to a trust deed with a balance of $207,081 as of December 31, 1997. The trust deed requires monthly payments of $2,175, including interest at 8%, until paid in full.

Item 3.     Legal Proceedings

The Partnership is not subject to any pending legal proceedings.

Item 4.     Submission of Matters to a Vote of Security Holders

Not applicable.


                             PART II

Item 5.     Market for Limited Partnership Interests and Related Partner Matters

There is no public trading market for the Partnership's limited partnership interests. There were approximately 880 holders of the Partnership's 5,900 limited partnership interests as of December 31, 1997. Cash distributions to holders of limited partnership interests totalled $193,500 ($32.80 per interest) in 1997 and $270,000 ($45.76 per interest) in 1996.

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

As a result of cost overruns related to the acquisition and construction of the motel, the Partnership borrowed $200,000 from the party that is the lessor under its land lease.  In 1993, the note was amended to add accrued interest of $60,000 to the principal balance so that the new balance was $260,000.
The note is payable in monthly installments of $2,175, including interest at 8%, over a 20-year period. The note is secured by a trust deed on the Partner-ship's motel. In March 1997, the Partnership voluntarily began making
                               4
monthly payments of $4,350 in order to retire the note earlier than scheduled and reduce interest expense over the term of the note. The balance outstanding on the note was $207,081 as of December 31, 1997.

An independent appraisal valued the Partnership's investment property at $4,000,000 as of July 23, 1997. The carrying amount of investment property on the Partnership's financial statements was $3,484,675 as of December 31, 1997.

The deferred rent liability represents amounts accrued under the Partnership's land lease prior to April 1, 1993. Under the original land lease, annual rent increases were based on the greater of 2-1/2% or the increase in the Consumer Price Index. The Partnership was required by generally accepted accounting prin-ciples to record rent expense and a deferred rent liability based on projecting the 2-1/2% minimum annual rent increase over the 60-year term of the lease. Effective April 1, 1993, the land lease was amended. Under the amended land lease, annual rent increases are based on the lesser of the increase in the Consumer Price Index or 5%, and there is no minimum annual increase. Consequently, rent expense is now being recognized based on the amount due each month rather than on the straight-line basis. In addition, the deferred rent liability accrued prior to April 1, 1993 is being credited to income on a straight-line basis over the remaining term of the lease.

Choice International is requiring all franchisees to convert to their compu-terized property management system by 1999. The Partnership is expected to complete the conversion in the fourth quarter of 1998 at an estimated cost of $30,000. Management also plans to install phone lines for data ports and voice mail in 1998 for an estimated cost of $20,000 in order to better serve government and corporate guests. The cost of the computer conversion and phone line installation will be funded by cash from operations.

As discussed in Item 1, the general partner decided in early 1998 to initiate the process which could possibly result in a sale of the motel. Any sale would be subject to the approval of limited partners holding a majority of the limited partnership interests. If a sale is consummated, the net sale proceeds, after payment of all liabilities and costs to wind down the affairs of the Part-nership, would be paid to the limited partners in the form of a final liquid-ating distribution and the Partnership would be dissolved.

       Results of Operations:

Net income was $129,950 in 1997 and $283,799 in 1996. Total revenues were $2,040,601 in 1997 and $2,025,358 in 1996. The property operated at an occupancy of 73.87% in 1997 and 73.86% in 1996. The average daily room rate was $59.73 in 1997 and $59.11 in 1996.

In 1997, the Partnership incurred costs of $108,403 associated with a proposal to reorganize the Partnership into a real estate investment trust (REIT).
The efforts were discontinued when management and the proposed sponsor of the REIT were unable to negotiate mutually acceptable terms and conditions for a reorganization.

During 1996 a motel property approximately one mile from the Mission Valley Comfort Suites became a Comfort Inn and Suites franchisee of Choice International and began participating in the Choice Reservations System used by the Partnership's motel. Due to the proximity of this motel to the Partner-ship's motel and the availability of suites, it is in direct competition with Mission Valley Comfort Suites and has decreased the number of reservations that otherwise would have been received from the Choice Reservations System. The Choice Reservations System accounted for 7,688 room nights (23% of total room nights) in 1997 compared to 6,493 room nights (20% of total room nights) in 1996. Management believes the increase in room nights provided by the Choice Reservations System would have been even greater if not for the new competition.

The effect of current operations on liquidity was net cash provided by operating activities of $343,146 in 1997 and $422,595 in 1996. The cash was used primarily for cash distributions to partners which were $215,000 in 1997 and $300,000 in 1996, payments of long-term debt which were $29,830 in 1997 and $6,847 in 1996, and investment property expenditures which were $27,185 in 1997 and $95,901 in 1996.

       Seasonality:

The motel business is seasonal with the third quarter being the strongest due to the tourist business and the last half of the fourth quarter and the first half of the first quarter being the weakest. It is not unusual for the motel oper-ations to have negative cash flow during this weak period.

Item 7.  Financial Statements and Supplementary Data

               MISSION VALLEY COMFORT SUITES LTD.,
                 A California Limited Partnership



                                I N D E X

                                                            Pages


Independent Auditor's Report                                  8


Balance Sheets, December 31, 1997 and 1996                    9-10


Statements of Operations, Years Ended December 31, 1997
  and 1996                                                   11

Statements of Partners' Capital, Years Ended December 31,
  1997 and 1996                                              12-13

Statements of Cash Flows, Years Ended December 31, 1997
  and 1996                                                   14


Notes to Financial Statements                                15-20

                   Independent Auditor's Report
                   ----------------------------


The Partners
Mission Valley Comfort Suites Ltd.,
A California Limited Partnership

We have audited the balance sheets of Mission Valley Comfort Suites Ltd., A California Limited Partnership, as of December 31, 1997 and 1996, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing stand-ards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mission Valley Comfort Suites Ltd., A California Limited Partnership, as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Levitz, Zacks, & Ciceric, CPAs
San Diego, California
February 10, 1998

                    MISSION VALLEY COMFORT SUITES LTD.,
                     A California Limited Partnership
                          Balance Sheets, page 1
                        December 31, 1997 and 1996

                               ...ASSETS...

                                              1997              1996

Current Assets:
  Cash and cash equivalents              $   146,672       $    75,541
  Accounts receivable                         14,255            38,797
  Operating supplies                          15,011            15,540
  Prepaid expenses                            36,150            22,422
  Due from affiliate                            -0-              4,848
                                          -----------        ----------
      Total current assets                   212,088           157,148
                                          -----------        ----------


Investment property, at cost:

  Building and improvements                4,617,037         4,603,619
  Furniture, fixtures and equipment        1,225,209         1,211,442
                                         ------------      ------------
                                           5,842,246         5,815,061

  Less accumulated depreciation            2,357,571         2,163,096
                                         ------------      ------------

  Investment property, net                 3,484,675         3,651,965
                                         ------------      ------------

Franchise fees, net                           26,667            29,167
                                         ------------      ------------

      Total assets                        $3,723,430        $3,838,280
                                         ============      ============

             See accompanying notes to financial statements.

                       MISSION VALLEY COMFORT SUITES, LTD.,
                         A California Limited Partnership
                             Balance Sheets, page 2
                           December 32, 1996 and 1997

                  ...LIABILITIES AND PARTNERS' CAPITAL...

                                            1997              1996
Current Liabilities:
  Accounts payable                    $    24,136       $    41,816
  Accrued expenses                         17,030            13,180
  Due to affiliate                         28,629            11,440
  Guest deposits                           26,344              -0-
  Current portion of long-term debt         9,891             7,415
                                      -----------        -----------
      Total current liabilities           106,030            73,851

Long-term debt, less current portion      197,190           229,496
Deferred rent liability                 1,453,917         1,483,590
                                    -------------        ------------
      Total liabilities                 1,757,137         1,786,937
                                     ------------        ------------
Partners' Capital:
  General partner:
    Capital contributions                  31,210            31,210
    Cumulative net loss                  (101,786)         (114,781)
    Cumulative cash distributions        (209,140)         (187,640)
                                     -------------      -------------
                                         (279,716)         (271,211)
                                     -------------      -------------
  Limited partners (5,900 interests):
    Capital contributions,
        net of offering costs           5,117,287         5,117,287
    Cumulative net loss                  (916,070)       (1,033,025)
    Cumulative cash distributions      (1,955,208)       (1,761,708)
                                     -------------      -------------
                                        2,246,009         2,322,554
                                     -------------      -------------
      Total partners' capital           1,966,293         2,051,343
                                     -------------      -------------
      Total liabilities and
         partners' capital             $3,723,430      $  3,838,280
                                     =============     ==============

                    MISSION VALLEY COMFORT SUITES LTD.,
                     A California Limited Partnership
                         Statements of Operations
                  Years Ended December 31, 1997 and 1996

                                               1997                1996
Revenues:
  Room revenues                          $ 1,964,912           $ 1,949,461
  Phone revenues                              34,090                45,151
  Interest income                              3,227                 2,095
  Other                                       38,372                28,651
                                        ------------          -------------
      Total revenues                       2,040,601             2,025,358
                                        ------------          -------------
Expenses:
  Property operating expenses                660,221               631,071
  Land rent                                  228,411               223,504
  Depreciation                               194,475               185,610
  General and administrative                 165,599               165,028
  Royalties and chain-affiliated advertising 151,056               153,915
  Management fees                            122,243               121,396
  REIT proposal costs                        108,403                 -0-
  Marketing                                   77,207                60,703
  Repairs and maintenance                     76,470                82,188
  Real estate taxes                           66,817                59,228
  Property and liability insurance            38,553                37,163
  Interest                                    18,696                19,253
  Amortization                                 2,500                 2,500
                                          -----------           -----------
      Total expenses                       1,910,651             1,741,559
                                          -----------           -----------
      Net income                          $  129,950            $  283,799
                                          ===========           ===========
      Net income per interest                $ 19.82               $ 43.29
                                             =======               =======


             See accompanying notes to financial statements.
                                   11

                    MISSION VALLEY COMFORT SUITES LTD.,
                     A California Limited Partnership
                 Statements of Partners' Capital, page 1
                  Years Ended December 31, 1997 and 1996

                                       General Partner

                                    Cumulative    Cumulative
                         Capital       Net          Cash
                      Contributions    Loss     Distributions   Total

Balance,
  December 31,1995      $ 31,210     $(143,161)  $(157,640)  $ (269.591)

Net income, year ended
  December 31, 1996          -0-        28,380         -0-       28,380

Cash distributions
  ($45.76 per interest)      -0-            -0-    (30,000)     (30,000)
                        ---------     ----------  ---------   ----------
Balance,
  December 31, 1996       31,210      (114,781)   (187,640)    (271,211)

Net income, year ended
  December 31, 1997          -0-        12,995         -0-       12,995

Cash distributions
  ($32.80 per interest)      -0-            -0-    (21,500)     (21,500)
                         ---------     ---------  ---------     ---------
Balance,
  December 31, 1997     $ 31,210    $ (101,786)  $(209,140)   $(279,716)
                        ==========  ===========  ==========   ===========



             See Accompanying notes to financial statements.
                                   12

                            MISSION VALLEY COMFORT SUITES, LTD.,
                              A California Limited Partnership
                         Statements of Partners' Capital, page 2
                          Years ended December 31, 1997 and 1996

                                       Limited Partners

                     Capital   Cumulative   Cumulative              Total
                 Contributions    Net          Cash      Total     Partners'
                                 Loss       Distributions           Capital

Balance,
  Dec. 31, 1995  $ 5,117,287  $(1,288,444) $(1,491,708) $2,337,135  $2067,544

Net income,
 year ended
 Dec. 31, 1996           -0-      255,419          -0-     255,419    283,799

Cash distributions
 ($45.76 per interest)   -0-          -0-     (270,000)   (270,000)  (300,000)
                  -----------  ------------ ------------ ----------  ---------
Balance,
  Dec. 31, 1996    5,117,287   (1,033,025)  (1,761,708)  2,322,554  2,051,343

Net income,
 year ended
 December 31, 1997       -0-      116,955          -0-     116,955    129,950

Cash Distributions
 ($32..80 per interst)   -0-          -0-     (193,500)   (193,500  (215,.000)
                  -----------   ---------   -----------  ---------  ----------
Balance,
  Dec. 31, 1997   $5,117,287    $(916,070)  $1,955,208) $2,246,009 $1,966,293
                  ===========   ==========  =========== ========== ==========


                    MISSION VALLEY COMFORT SUITES LTD.,
                     A California Limited Partnership
                         Statements of Cash Flows
                  Years Ended December 31, 1997 and 1996
                                                    1997           1996
Cash flows from operating activities:
  Net income                                      $ 129,950     $ 283,799
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                   196,975       181,750
    (Increase) decrease in:
      Accounts receivable                            24,542       (12,150)
      Operating supplies                                529            63
      Prepaid expenses                              (13,728)       (8,215)
      Due from affiliate                              4,848        (4,027)
    Increase (decrease) in:
      Accounts payable                              (17,680)       12,813
      Accrued expenses                                3,850        (1,355)
      Due to affiliate                               17,189          (412)
      Guest deposits                                 26,344            -0-
      Deferred rent liability                       (29,673)      (29,671)
                                                    --------      --------
        Net cash provided by operating activities   343,146       422,595
                                                    --------      --------
Cash flows from investing activities:
  Investment property expenditures                  (27,185)      (95,901)
                                                    --------      --------
        Net cash used in investing activities       (27,185)      (95,901)
                                                    --------      --------
Cash flows from financing activities:
  Cash distributions to partners                   (215,000)     (300,000)
  Payments of long-term debt                        (29,830)       (6,847)
                                                   ---------     ---------
        Net cash used in financing activities      (244,830)     (306,847)
                                                   ---------     ---------

        Net increase in cash and cash equivalents    71,131        19,847

Cash and cash equivalents, beginning of year         75,541        55,694
                                                   --------      --------

Cash and cash equivalents, end of year             $146,672       $75,541

Supplemental disclosure of cash flow information:
    Interest paid                                  $(18,696)     $(19,253)
                                                   ========      =========




             See accompanying notes to financial statements

                       MISSION VALLEY COMFORT SUITES, LTD.,
                         A California Limited Partnership
                          Notes to Financial Statements

Note 1.    THE PARTNERSHIP AND A SUMMARY OF SIGNIFICANT
            ACCOUNTING POLICIES

Mission Valley Comfort Suites Ltd., A California Limited Partnership (the Part-ner ship), formerly Motels of America Series X, A California Limited Partner-ship, was formed on September 18, 1987 pursuant to the California Revised Uniform Limited Partnership Act. The Partnership consists of a general partner which owns a 10% interest and 880 limited partners which collectively own a 90% interest. The purpose of the Partnership is to construct, own, and operate a 122-room "suites only" motel in San Diego, California under a franchise agree-ment with Choice International. The motel was opened in September 1988.

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

                     MISSION VALLEY COMFORT SUITES, LTD.,
                      A California Limited Partnership
                        Notes to Financial Statements
                                (Continued)
   Franchise Fees

Franchise fees are amortized over the 20-year life of the franchise agreement which expires in 2008.


Note 1.    THE PARTNERSHIP AND A SUMMARY OF SIGNIFICANT
   ACCOUNTING POLICIES (continued)

   Advertising

Advertising costs are expensed as incurred. Advertising expense was $113,658 for the year ended December 31, 1997 and $104,665 for the year ended December 31, 1996.

   Income Taxes

No provision for income taxes has been made as any liability for such taxes would be that of the partners rather than the Partnership.

   Net Income Per Interest

Net income per interest is based upon the 90% of net income allocated to limited partners divided by 5,900 limited partner interests outstanding through-out the year.

   Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                         MISSION VALLEY COMFORT SUITES, LTD.,
                           A California Limited Partnership
                              Notes to Financial Statements
                                     (Continued)
Note 2.    PARTNERSHIP AGREEMENT

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


Note 3.    FRANCHISE AGREEMENT

The Partnership has entered into a twenty-year franchise agreement expiring in 2008 with Choice International to provide the Partnership with consultation in the areas of design, construction, and operation of the motel. The agreement required the payment of initial franchise fees of $50,000 and requires ongoing royalty and chain-affiliated advertising fees based on a percentage of gross room revenues.

Note 4.    LONG-TERM DEBT

The Partnership has a note payable which is due in monthly payments of $2,175, including 8% interest, through April 2013. In March 1997, the Partnership voluntarily began making monthly payments of $4,350 in order to retire the note earlier than scheduled and reduce interest expense over the term of the note. The note is secured by a trust deed on the Partnership's motel. The balance outstanding was $207,081 as of December 31, 1997 and $236,911 as of December 31, 1996. The fair value of long-term debt approximates its carrying amount based on borrowing rates currently available to the Partnership for loans with similar terms.

                        MISSION VALLEY COMFORT SUITES, LTD.,
                          A California Limited Partnership
                            Notes to Financial Statements
                                (Continued)
Principal payments on this note, based on the required monthly principal and interest payments of $2,175, are due as follows:

         1998                                         $    9,891
         1999                                             10,712
         2000                                             11,601
         2001                                             12,564
         2002                                             13,606
         Thereafter                                      148,707
                                                       ---------
                                                       $ 207,081
                                                       =========

Note 5.  LEASE

The Partnership leases the land underlying its motel under an operating lease which expires in 2046. Prior to April 1, 1993, rents were subject to annual increases based on the greater of 2-1/2% or the increase in the Consumer Price Index. The total minimum rentals over the life of the lease, including the effects of the 2-1/2% minimum annual increases, were being recognized on the straight-line basis as required by generally accepted accounting principles. Effective April 1, 1993, the lease was amended to lower the rent payment to $20,000 per month. Rents are still subject to annual increases based on the increase in the Consumer Price Index, but the maximum annual increase is 5% and there is no minimum annual increase. Consequently, rent expense is now being recognized based on the amount due each month rather than on the straight-line basis. The rent payment was $21,744 per month as of December 31, 1997. As a result of the amendment to the lease agreement, a deferred rent liability of $1,594,894, which was incurred prior to April 1,1993, is being credited to income on a straight-line basis over the remaining term of the lease. The Partnership is required to pay real estate taxes, insurance, and maintenance for the leased land and improvements thereon.

                           MISSION VALLEY COMFORT SUITES, LTD.,
                            A California Limted Partnership
                              Notes to Financial Sttaements
                                 (Continued)

Future minimum lease payments are due as follows:

         1998                                         $    260,928
         1999                                              260,928
         2000                                              260,928
         2001                                              260,928
         2002                                              260,928
         Thereafter                                     11,459,428
                                                        ----------
                                                      $ 12,764,068
                                                        ==========
Note 6.  RELATED PARTY TRANSACTIONS

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

                           MISSION VALEY COMFORT SUITES, LTD.,
                            A California Limited Partnership
                             Notes to Financial Statements
                                 (Continued)

Fees, reimbursements, salaries, and other expenses paid to GHG and GMS and included in total expenses for the years ended December 31, 1997 and 1996 are as follows:

                                                   1997         1996

Management fees                                 $ 122,243     $ 121,395
Reimbursement for partnership administration
  expenses                                         37,547        39,188
Salaries and other allocated expenses             113,263       120,212
                                                 --------      --------
                                                $ 273,053     $ 280,795
                                                =========     =========

In addition, all motel staff are employed by GMS. The Partnership reimbursed GMS $375,625 in 1997 and $337,744 in 1996, including a one percent processing fee, for the wages of these employees.

Note 7.  SUBSEQUENT EVENT

Subsequent to December 31, 1997, the Partnership entered into an agreement with a real estate broker to list the motel for sale. The initial listing price is $5,000,000. However, there is no assurance that a buyer can be found or that the motel can be sold for this price. Furthermore, any sale would be subject to the approval of limited partners holding a majority of the limited partnership interests.

Item 8.  Changes In and Disagreements with Accountants on
         Accounting and Financial Disclosure

         None
                               PART III

Item 9.  Directors and Executive Officers of the Registrant

The general partner has general responsibility and ultimate authority in all matters affecting the business of the Partnership.

The general partner and its directors and executive officers as of December 31, 1997 are as follows:

GHG HOSPITALITY, INC. (GHG) was incorporated in November 1989 under the laws of the state of Delaware. GHG was elected as general partner effective January 1, 1990.

J. MARK GROSVENOR, 50, is President and a Director of GHG.  From 1976 to
1988, he served as chief executive officer of Nite Lite Inns, a California corporation, which owned Grosvenor Enterprises, a California limited partnership, which owns Grosvenor Inn. In 1984, he acquired Medallion Foods, Inc., a food processing company, located in Newport, Arkansas. Mr. Grosvenor graduated from San Diego State University with a bachelor's degree in business and finance.

STEPHEN D. BURCHETT, 38, is Vice President of GHG. From 1984 to 1991 he worked in private business law practice in San Diego, California with Schall, Boudreau & Gore and Kaufman, Lorber, Grady & Farley. Mr. Burchett graduated from California State University Fullerton in 1981 with a bachelor's degree in finance and from the University of Santa Clara School of Law in 1984 with a juris doctorate.

SYLVIA MELLOR CLARK, 53, is Controller of GHG.  In 1978, she joined
Grosvenor Industries, Inc., where she is controller and a director. Prior to joining Grosvenor Industries, Inc., she operated her own accounting firm from 1976 to 1978. Ms. Clark graduated from San Diego State University and National University.

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

         (b) The general partner does not directly or indirectly own any limited partnership interests in the Partnership. The general partner does not possess a right to acquire beneficial owner-ship of limited partnership interests in the Partnership.
                                 21

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

Fees, reimbursements, salaries, and other expenses paid to GHG and GMS and included in total expenses for the years ended December 31, 1997 and 1996 are as follows:

                                                    1997        1996
Management fees                                  $122,243     $121,395
Reimbursement for partnership administration
  expenses                                         37,547       39,188
Salaries and other allocated expenses             113,263      120,212
                                                  -------      -------
                                                 $273,053     $280,795
                                                 ========     ========

In addition, all motel employees are paid by GMS. The Partnership reimbursed GMS $375,625 in 1997 and $337,744 in 1996, including a one percent processing fee, for the wages of these employees.

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

No annual report or proxy material for the fiscal year 1997 has been sent to the limited partners of the Partnership. An annual report will be sent to the limited partners subsequent to this filing and the Partnership has incorporated such reports in this filing.

                              SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MISSION VALLEY COMFORT SUITES LTD.
A California Limited Partnership

By:  GHG Hospitality, Inc.
     Corporate General Partner


By:    /s/ J. Mark Grosvenor                       Date: March 27, 1998
       J. Mark Grosvenor
       President and Director of GHG

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  GHG Hospitality, Inc.
     Corporate General Partner


By:    /s/ J. Mark Grosvenor                       Date: March 27, 1998
       J. Mark Grosvenor
       President and Director of GHG


By:    /s/ Stephen D. Burchett                     Date: March 27, 1998
       Stephen D. Burchett
       Vice President of GHG


By:    /s/ Sylvia Mellor Clark                     Date: March 27, 1998
       Sylvia Mellor Clark
       Controller of GHG