Form 10QSB
period 1998-03-31
MISSION VALLEY COMFORT SUITES LTD
filed 1998-05-15
CIK 810661

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

          Form 10-QSB - Quarterly or Transitional Report

 /X/      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

               For the quarterly period ended    March 31, 1998

 / /      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from               to

                  Commission File Number       33-11224-LA


Mission Valley Comfort Suites Ltd., A California Limited Partnership
     (Exact name of small business issuer as specified in its charter)

 California                                              33-0213497
(State or other jurisdiction of                        I.R.S.Employer
incorporation or organization)                     Identification Number)

              1466 9th Avenue, San Diego, CA  92101
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

Balance Sheet as of March 31, 1998 and December 31, 1997.

Statement of Operations for the three month period ended March 31, 1998 and March 31, 1997.

Statement of Cash Flows for the three month period ended March 31, 1998 and March 31, 1997.

Notes to Financial Statements.

                              MISSION VALLEY COMFORT SUITES LTD.
                                A California Limited Partnership
                                        Balance Sheet
                             March 31, 1998 and December 31, 1997
                                         (Unaudited)
                                        (Part 1 of 2)

                                                 March 31,     December 31,
          ASSETS                                     1998            1997
         --------                                 --------     ------------
Current Assets:
  Cash and cash equivalents                     $   131,061   $   146,672
  Accounts receivable                                49,097        14,255
  Operating supplies                                 17,587        15,011
  Prepaid expenses                                   42,825        36,150
                                                 -----------    ----------
    Total current assets                            240,570       212,088

Investment property, at cost:
  Building and improvements                       4,633,720     4,617,037
  Furniture, fixtures & equipment                 1,253,298     1,225,209
                                                 -----------   -----------
                                                  5,887,018     5,842,246
  Less accumulated depreciation                   2,408,264     2,357,571
                                                 -----------   -----------
    Total investment property, net
     of accumulated depreciation                  3,478,754     3,484,675

Franchise fees, net (note 2)                         26,042        26,667
                                                 -----------   -----------
                                                $ 3,745,366   $ 3,723,430
                                                ===========   ===========

         See accompanying notes to financial statements.

               MISSION VALLEY COMFORT SUITES LTD.
                A California Limited Partnership
                         Balance Sheet
              March 31, 1998 and December 31, 1997
                          (Unaudited)
                         (Part 2 of 2)

LIABILITIES AND                        March 31, 1998     December 31, 1997
PARTNER'S CAPITAL ACCOUNTS           -----------------     -----------------
Current liabilities:
Current portion on long-term debt           $  10,635           $    9,891
Accounts payable and accrued expenses          79,459               41,166
 Due to Affiliates (note 5)                    10,716               54,973
                                            ----------           ----------
   Total current liabilities                  100,810              106,030
                                            ----------           ----------
Long-term debt, less current portion          187,479              197,190
Deferred rent liability(note 6 and note 8)  1,446,500            1,453,917
                                           -----------          ------------
   Total liabilities                        1,734,789            1,757,137
                                           -----------          ------------
Partners' capital accounts:
 General partners:
 Capital contributions                         31,210              31,210
 Cumulative net earnings                      (97,358)           (101,786)
 Cumulative cash distributions               (209,140)           (209,140)
                                           ------------          ----------
                                             (275,288)           (279,716)
                                           ------------          ----------
Limited partners:
 Capital contributions,
      net of offering costs                 5,117,287           5,117,287
 Cumulative net earnings                     (876,214)           (916,070)
 Cumulative cash distributions             (1,955,208)         (1,955,208)
                                           -----------        -------------
                                            2,285,865           2,246,009
                                           -----------       --------------
   Total partners' capital accounts         2,010,577           1,966,293
                                           -----------       --------------
                                           $3,745,366          $3,723,430
                                           ===========         ==========

        See accompanying notes to financial statements.

                 MISSION VALLEY COMFORT SUITES LTD.,
                   A California Limited Partnership
                      Statement of Operations
                         Three Months Ended
                  March 31, 1998 and March 31, 1997
                           (Unaudited)

                                          THREE MONTHS ENDED
                                              March 31,
                                         1998              1997
                                        -----               ----
Revenues:
  Room revenues                          $ 457,395      $ 457,555
  Phone revenue                              7,516         10,182
  Interest income                              916             71
  Other income                              25,664          7,615
                                        ----------       ---------
                                           491,491        475,423
                                       -----------       ---------
Expenses:
  Property operating expenses              160,489        154,336
  Depreciation                              50,693         48,288
  General and administrative                47,581         42,779
  Amortization                                 625            625
  Management fees                           28,283         28,526
  Royalties and advertising                 31,726         28,950
  Real estate taxes                         17,925         17,424
  Interest expense                           4,285          5,726
  Lease expense                             57,815         57,038
  Marketing                                 17,105         19,126
  Property and liability insurance           9,712          9,568
  Repairs & Maintenance                     20,968         17,080
                                        ----------        -------
                                           447,207        428,466
                                        ----------        -------
     Net earnings                       $   44,284     $   46,957
                                        ==========      ==========
     Net earnings per limited
      partnership interest             $     6.76     $     7.16
                                          =======        ========

        See accompanying notes to financial statements.

                        MISSION VALLEY COMFORT SUITES LTD.,
                          A California Limited Partnership
                              Statement of Cash Flows
                                Three Months Ended
                         March 31, 1998 and March 31, 1997
                                    (Unaudited)

                                              THREE MONTHS ENDED
                                                   March 31,
                                           1998                 1997
                                         ---------            --------
Cash flows from operating activities:
  Net earnings (loss)                   $   44,284          $   46,957
  Adjustments to reconcile net income to cash:
    Depreciation and amortization           51,318              48,913
 (Increase) decrease in:
       Accounts receivable                 (34,842)             13,740
       Operating supplies                   (2,576)               (441)
       Prepaid expenses                     (6,675)             15,745
    Increase (decrease) in:
       Accounts payable and
           accrued expenses                 11,949               6,574
        Due to/from Affiliates             (17,913)             23,228
        Deferred rent liability             (7,417)             (7,418)
     Net cash provided by (used in)      -----------         ----------
           operating activities             38,128             147,298
                                         -----------         ----------
Cash flows from investing activities:
   Investment property expenditures        (44,772)             (2,315)
                                         -----------         ----------
       Net cash used in
           investing activities            (44,772)             (2,315)
                                          ----------         ----------
Cash flows from financing activities:
    Proceeds/(Payments) of notes payable    (8,967)             (3,974)
    Cash distributions to partners               0                   0
  Net cash provided by (used in)          ----------         ----------
             financing activities          ( 8,967)             (3,974)
                                          ----------        -----------
   Net decrease in cash and
       cash equivalents                    (15,611)            141,009

Cash and cash equivalents,
       beginning of year                   146,672              75,541
                                          ---------         -----------
Cash and cash equivalents, end of year     131,061             216,550
                                          =========          ==========

               See accompanying notes to financial statements.

                       MISSION VALLEY COMFORT SUITES LTD.,
                      A California Limited Partnership
                       Notes to Financial Statements
                              March 31, 1998

Readers of this quarterly report should refer to the partnership audited financial statements and annual report Form 10-KSB (File No. 33-11224-LA) for the period ended December 31, 1997, as certain footnote disclosures which would substantially duplicate those contained in such financial reports have been omitted from this report.

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

    Investment Property

Investment property is recorded at cost. Depreciation is computed using the straight-line method based on estimated useful lives of 5 to 39 years. Maintenance and repair costs are expensed as incurred, while significant improvements, replacements, and major renovations are capitalized.

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

4.  RELATED PARTY TRANSACTIONS

The motel is operated pursuant to a management agreement with GHG Hospitality, Inc. (GHG),the general partner. The agreement provides for the payment of monthly management fees of 6% of gross revenues.

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

                       MISSION VALLEY COMFORT SUITES LTD.,
                         A California Limited Partnership
                  Notes to Financial Statements (Continued)

4.  RELATED PARTY TRANSACTIONS (Continued)

Fees and reimbursements for partnership administration expenses paid to GHG and GMS for the three months ended March 31, 1998 and March 31, 1997 are as follows:

                                  Three Months Ended
                                   3/31/98   3/31/97
                                   --------- ---------
Management Fees                      $28,283   $26,526
Reimbursement for partnership
 administration expenses               9,238     9,387
Salaries and other
 alocated expenses                    23,689    19,954


In addition, all motel employees are paid by GMS. For the three months ended March 31, 1998, the Partnership reimbursed GMS $98,517. for the wages of these employees which includes a one percent processing fee.

At March 31, 1998, $10,716 was due to GHG and GMS relating to reimbursement for these operating expenses.

5.  LONG-TERM DEBT

The Partnership has a note payable which is due in monthly installments of $2,175, including 8% interest, through April 2013. In March 1997, The Partner-ship voluntarily began making monthly payments of $4,350 in order to retire the note earlier that scheduled and reduce interest expense over the term of the note. The note is secured by a trust deed on the Partnership's motel.
The balance outstanding was $198,114. as of March 31,1998 and $232,91 as of March 31, 1997. The fair value of long-term debt approximates its carrying amount based on borrowing rates currently available to the Partnership for loans with similar terms.

                                                             (Continued)

                          MISSION VALLEY COMFORT SUITES, LTD.,
                           A California Limited Partnership
                        Notes to Financial Statements (Continued)


LONG  TERM DEBT (continued)

Principal payments on this note, based on the required monthly principal and interest payments of $2,175, are due as follows:

               4/1/98 - 12/31/98              $    7,896
               1999                               11,291
               2000                               12,228
               2001                               13,243
               2002                               14,342
               Thereafter                        139,114
                                               ----------
                                               $ 198,114
                                               ==========


                                                              (Continued)

                       MISSION VALLEY COMFORT SUITES LTD.,
                         A California Limited Partnership
                  Notes to Financial Statements (Continued)


6.  LEASE

The Partnership leases the land underlying its motel under an operating lease which expires in 2046. Prior to April 1, 1993, rents were subject to annual increases based on the greater of 2-1/2% or the increase in the Consumer
Price Index. The total minimum rentals over the life of the lease, including the effects of the 2-1/2% minimum annual increases, were being recognized on the straight-line basis as required by generally accepted accounting prin-ciples. Effective April 1, 1993, the lease was amended to lower the rent payment to $20,000 per month. Rents are still subject to annual increases based on the increase in the Consumer Price Index, but the maximum annual increase is 5% and there is no minimum annual increase. The rent payment was $21,744 per month as of March 31, 1998 As a result of the amendment to the lease agreement, a deferred rent liability of $1,594,894, which was incurred prior to April 1, 1993, is being credited to income on a straight-line basis over the remaining term of the lease. The Partnership is required to pay real estate taxes, insurance, and maintenance for the leased land and improvements thereon.

Future minimum lease payments are due as follows:

                   1998                                 $  260,928
                   1999                                    260,928
                   2000                                    260,928
                   2001                                    260,928
                   2002                                    260,928
               Thereafter                               11,580,751
                                                    -----------------
                                                       $12,764,068
                                                       ===========

7.  ADJUSTMENTS

In the opinion of the general partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of and for the three months ended March 31, 1998.

                                                           (Continued)
                                    Page 9

8.  SUBSEQUENT EVENT

In May 1997 the Partnership paid a distribution of $26,999 to the limited partners.

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

As a result of cost overruns related to the acquisition and construction of the motel, the Partnership borrowed $200,000 from the party that is the lessor under its land lease. In 1993, the note was amended to add accrued interest of $60,000 to the principal balance so that the new balance was $260,000. The note is payable in monthly installments of $2,175, including interest at 8%, over a 20-year period. The note is secured by a trust deed on the Partnership's motel. In March 1997, the Partnership voluntarily began making monthly payments of $4,350 in order to retire the note earlier than scheduled and reduce interest expense over the term of the note. The balance outstanding on the note was $198,114 as of March 31, 1998.

An independent appraisal valued the Partnership's investment property at $4,000,000 as of July 23, 1997. The carrying amount of investment property on the Partnership's financial statements was $3,478,754 as of March 31, 1998.


The deferred rent liability represents amounts accrued under the Partnership's land lease prior to April 1, 1993. Under the original land lease, annual rent increases were based on the greater of 2-1/2% or the increase in the Consumer Price Index. The Partnership was required by generally accepted accounting principles to record rent expense and a deferred rent liability based on projecting the 2-1/2% minimum annual rent increase over the 60-year term of the lease. Effective April 1, 1993, the land lease was amended. Under the amended land lease, annual rent increases are based on the lesser of the increase in the Consumer Price Index or 5%, and there is no minium annual increase. Consequently, rent expense is now being recognized based on the amount due each month rather than on the straight-line basis. In addition, the deferred rent liability accrued prior to April 1, 1993, is being credited to income on a straight-line basis over the remaining term of the lease.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Choice International is requiring all franchisees to convert to their computerized property management system by 1999. The Partnership is expected to complete the conversion in the forth quarter of 1998, at an estimated cost of $30,000. Management also plans to install phone lines for data ports and voice mail in 1998 for an estimated cost of $20,000 in order to better serve government and corporate guests. The costs of computer conversion and phone line installation will be funded by cash from operations.

As requested by the limited partners in an informal survey conducted by the general partner, now that the partnership is nearing its 10th year, the majority of the limited partners want the motel to be sold and the partnership dissolved. Consequently, the hotel brokerage firm of Hotel Partners Inter-national has been engaged by the partnership to market the hotel for sale to qualified buyers at the highest and best selling price. The initial listing price is $5,000,000. Marketing packages have been sent out to hundreds of potential buyers and the level of interest is high. The general partner will review all offers and select one or more offers to submit to the limited partners for approval.

Results of Operations:

For the three months ended March 31, 1998, room revenues were $457,395 the occupancy rate was 63.6% and the average daily rate was $65.45.
This compares to the three months ended March 31, 1997 when room revenues were $457,555, the occupancy rate was 73.2% and the average daily rate was $56.93.

As budgeted, Comfort Suites first quarter occupancy did not equal 1997, which was a record year. Surveys of competitive properties found declining occupancy typical with most properties showing similar occupancy to 1996. Management has been focusing on Average Daily Rate, though trying to stabilize Revenue Per Available Room (REVPAR).

January 1997      REVPAR $39.65       January 1998      REVPAR $39.58
February 1997     REVPAR $46.25       February 1998     REVPAR $43.39
March 1997        REVPAR $45.39       March 1998        REVPAR $42.10

Super Bowl XXXII has mixed results. Although we were able to get high prices for the rooms, our general occupancy was down as it appeared normal travelers were avoiding San Diego. Numerous groups are reserved for April arrivals and they will boost year to date occupancies.

Management conducted a Phoenix sales blitz, a Central Reservations promotional visit, and attended the annual ASTA trade show, in addition to normal sales activities to attract the leisure market from Phoenix. Other main feeder cities, Las Vegas and Orange County, will be targeted in the second quarter.

                                                         (Continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, continued

In January, Choice reservations accounted for 21.93% in 1998, as compared to 23.88% in 1997. February totals were 22.94% in 1998, and 27.15% in 1997.
March percentages were 22.25% in 1998, and 21.59% in 1997. This is a decline of 2.3% averaged over the first quarter. A visit to the Central Reservations Office in Grand Junction, Colorado, is being planned to promote the property to the agents there.

The effect of current operations on liquidity was net cash provided by operating activities of $38,128 for the three months ended March 31, 1998, and $147,298 for the three months ended March 31, 1997.

Seasonality:

The motel business is seasonal with the third quarter being the strongest due to the tourist business and the last half of the fourth quarter and the first half of the first quarter being the weakest. It is not unusual for the motel operations to have a negative cash flow during this weak period.

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

(REGISTRANT)            Mission Valley Comfort Suites Ltd.,
                        A California Limited Partnership
                        By:    GHG Hospitality, Inc.
                               Corporate General Partner

By (SIGNATURE)                    /s/        Stephen D. Burchett
     (NAME AND TILE)              Stephen D. Burchett, Vice President
     (DATE)                       May 14, 1998

By  (SIGNATURE)                   /s/        Sylvia Mellor Clark
      (NAME AND TITLE)            Sylvia Mellor Clark, Controller
      (DATE)                      May 14, 1998