Form 10QSB
period 1998-06-30
MISSION VALLEY COMFORT SUITES LTD
filed 1998-08-14
CIK 810661

                                      SECURITIES AND EXCHANGE COMMISSION
                                         Washington, D.C.  20549

                              Form 10-QSB - Quarterly or Transitional Report

/X/          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

               For the quarterly period ended    June 30, 1998

//            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                       For the transition period from               to

                        Commission File Number       33-11224-LA

        Mission Valley Comfort Suites Ltd., A California Limited Partnership
         (Exact name of small business issuer as specified in its charter)

 California                                               33-0213497
(State or other jurisdiction of                        I.R.S. Employer
incorporation or organization)                     Identification Number)

                       1466 9th Avenue, San Diego, CA  92101
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

Balance Sheet as of June 30, 1998 and December 31, 1997.

Statement of Operations for the three and six month periods ended June 30, 1998 and June 30, 1997.

Statement of Cash Flows for the three and six month periods ended June 30, 1998 and June 30, 1997.

Notes to Financial Statements.

                                MISSION VALLEY COMFORT SUITES LTD.
                                   A California Limited Partnership
                                            Balance Sheet
                                  June 30, 1998 and December 31, 1997
                                             (Unaudited)
                                            (Part 1 of 2)

                                        June 30,     December 31,
          ASSETS                          1998           1997
         --------------              -------------  ----------------
Current Assets:
  Cash and cash equivalents            $   315,960     $   146,672
  Accounts receivable                       19,677          14,255
  Operating supplies                        15,958          15,011
  Prepaid expenses                          20,716          36,150
                                        -----------       -----------
    Total current assets                   372,311         212,088

Investment property, at cost:
  Building and improvements              4,633,720       4,617,037
  Furniture, fixtures & equipment        1,253,298       1,225,209
                                       ------------     ------------
                                         5,887,018       5,842,246

  Less accumulated depreciation          2,458,947       2,357,571
                                       ------------     -------------
    Total investment property, net
     of accumulated depreciation         3,428,071       3,484,675
Franchise fees, net (note 2)                25,417          26,667
                                       -------------   --------------
                                       $ 3,825,799     $ 3,723,430
                                        ============   ==============

         See accompanying notes to financial statements.

               MISSION VALLEY COMFORT SUITES LTD.
                A California Limited Partnership
                         Balance Sheet
              June 30, 1998 and December 31, 1997
                          (Unaudited)
                         (Part 2 of 2)

         LIABILITIES AND                June 30, 1998       December 31, 1997
    PARTNER'S CAPITAL ACCOUNTS        -----------------    -------------------
  ------------------------------
Current liabilities:
 Current portion on long-term debt            $    11,395        $    9,891
 Accounts payable and accrued expenses             79,240            67,510
 Due to Affiliates (note 4)                        35,983            28,629
                                                ----------        ----------
   Total current liabilities                      126,618           106,030
                                                ----------        ----------

Long-term debt, less current portion              177,570           197,190
Deferred rent liability (note 6)                1,439,082         1,453,917
                                               -----------      ------------


   Total liabilities                            1,743,270         1,757,137
                                              ------------      ------------
Partners' capital accounts:
 General partners:
 Capital contributions                             31,210           31,210
 Cumulative net earnings                         ( 87,162)        (101,786)
 Cumulative cash distributions                   (212,140)        (209,140)
                                              ------------     -------------
                                                 (268,092)        (279,716)
                                              ------------     -------------
Limited partners:
 Capital contributions, net of offering costs   5,117,287        5,117,287
 Cumulative net earnings                         (784,459)       ( 916,070)
 Cumulative cash distributions                 (1,982,207)      (1,955,208)
                                             -------------     -------------
                                                2,350,621        2,246,009
                                             -------------     -------------
   Total partners' capital accounts             2,082,529        1,966,293
                                             -------------     -------------
                                               $3,825,799       $3,723,430
                                             =============     =============

        See accompanying notes to financial statements.
                             Page 2

              MISSION VALLEY COMFORT SUITES LTD.,
                A California Limited Partnership
                    Statement of Operations
               Three Months and Six Months Ended
                June 30, 1998 and June 30, 1997
(Unaudited)

                             THREE MONTHS ENDED        SIX MONTHS ENDED
                            June 30,      June 30,    June 30,   June 30,
                               1998          1997        1998       1997
                           -----------   ----------  ---------- -----------
Revenues:
  Room revenues                $ 584,191   $ 492,526  $1,041,586    $950,081
  Phone revenue                    6,522       8,953      14,038      19,135
  Interest income                    598         244       1,514         315
  Other income                     8,411       9,178      34,075      16,793
                               ----------  ----------  ----------  ----------
                                 599,722     510,901   1,091,213     986,324
                               ----------  ----------  ----------  ----------

Expenses:
  Property operating expenses    207,421     173,018     367,910     327,354
  Depreciation                    50,683      48,434     101,376      96,722
  General and administrative      47,401      49,226     104,694     101,573
  REIT Proposal costs                  0       9,092           0       9,092
  Amortization                       625         625       1,250       1,250
  Management fees                 36,059      30,639      64,342      59,165
  Royalties and advertising       40,812      37,643      72,538      66,593
  Real estate taxes               19,252      19,045      37,177      36,469
  Interest expense                 5,405       4,873       9,690       9,599
  Lease expense                   57,815      57,038     115,630     114,076
  Marketing                       10,985      11,066      28,090      30,192
  Repairs & Maintenance           21,311      12,778      42,279      29,858
                               ----------  ----------  ----------  ----------
                                 497,769     453,477     944,976     881,943
                               ----------  ----------  ----------  ----------
    Net earnings                $101,953    $ 57,424  $  146,237  $  104,381
                               ==========  ========== =========== ===========

 Net earnings per limited
          partnership interest  $15.55       $ 8.76       $22.31      $15.92
                                =======     =======      =======      =======


            See accompanying notes to financial statements.

                 MISSION VALLEY COMFORT SUITES LTD.,
                  A California Limited Partnership
                       Statement of Cash Flows
                  Three Months and Six Months Ended
                   June 30, 1998 and June 30, 1997
                             (Unaudited)

                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                     June 30,                    June 30,
                                1998          1997         1998        1997
                               -------      -------       -------    --------
Cash flows from operating activities:
 Net earnings (loss)         $   101,953   $  57,424   $  146,237   $104,381
 Adjustments to reconcile net income to cash:
  Depreciation and amortization   51,308      49,059      102,626     97,972
  (Increase) decrease in:
    Accounts receivable           29,420      13,161       (5,422)    26,899
    Operating supplies             1,629         629         (947)       188
    Prepaid expenses              22,109     (31,766)      15,434    (16,021)
  Increase (decrease) in:
    Accounts payable and
         accrued expenses          (219)       4,662       11,730     11,236
    Due to/from Affiliates       25,267      (24,447)       7,354     (1,219)
    Deferred rent liability      (7,418)      (7,418)     (14,835)   (14,836)
     Net cash provided by    ------------  -----------  ----------  ----------
     (used in) operating
     activities                 224,047       61,302      262,175    208,600
                             ------------  -----------  ----------  ----------
Cash flows from investing activities:
   Investment property
     expenditures                     0       (8,079)     (44,772)   (10,394)
                             -----------   -----------  ----------  ----------
       Net cash used in
       investing activities           0       (8,079)     (44,772)   (10,394)
                             -----------   -----------  ----------- ---------
Cash flows from financing activities:

 Proceeds/(Payments) of
     notes payable               (9,149)      (8,447)     (18,116)   (12,421)
 Cash distributions to partners (29,999)     (65,000)     (29,999)   (65,000)
  Net cash provided by (used  ------------  -----------  ----------- ---------
  in) financing activities      (39,148)     (73,447)     (48,115)   (77,421)
                              ------------  -----------  ----------  ---------
Net increase in cash and
        cash equivalents        184,899      (20,223)     169,288    120,785

Cash and cash equivalents,
     beginning of period        131,061      216,550      146,672     75,541
                              -----------  -----------  ----------  ----------
Cash and cash equivalents,
     end of period              315,959      196,326      315,959    196,326
                              ===========  ===========  ==========  ==========

           See accompanying notes to financial statements.
                             Page 4

                           MISSION VALLEY COMFORT SUITES LTD.,
                             A California Limited Partnership
                              Notes to Financial Statements
                                     June 30, 1998

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

1.  THE PARTNERSHIP AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mission Valley Comfort Suites Ltd., A California Limited Partnership (the Partnership), (formerly Motels of America Series X), a California Limited Partnership, was formed on September 18, 1987 pursuant to the California
Revised Uniform Limited Partnership Act. The purpose of the Partnership is to construct, own, and operate a 122-room "suites only" motel under a franchise agreement with Choice Hotels International, Inc. The motel was opened in September 1988. As more fully discussed in Note 8, the motel was sold on July 2, 1998. The following is a summary of the Partnership's significant accounting policies:

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

After the sale of the motel on July 2, 1998 (see Note 8), the partnership notified Choice Hotels International (Choice) that it was electing to terminate the franchise agreement. Under the terms of the franchise agreement, the partnership may be liable to Choice for certain fees and other costs resulting from the sale of the motel and the election to terminate the franchise agreement. The buyer is presently negotiating with Choice regard-ing a possible new franchise agreement, and the buyer has agreed to indemnify the partnership for any and all claims made by Choice related to the sale of the motel and the election to terminate the franchise agreement.

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

                                                (Continued)
                                 Page 6

                          MISSION VALLEY COMFORT SUITES LTD.,
                            A California Limited Partnership
                        Notes to Financial Statements (Continued)

4.  RELATED PARTY TRANSACTIONS (Continued)

Fees and reimbursements for partnership administration expenses paid to GHG and GMS for the three months and the six months ended June 30, 1998 and June 30, 1997 are as follows:

                                  Three Months Ended      Six Months Ended
                                 6/30/98     6/30/97     6/30/98     6/30/97
                               ---------    ---------   ---------  ----------
Management Fees                 $36,059      $30,639     $64,342     $59,165
Reimbursement for partnership
 administration expenses        $ 9,237      $ 9,387     $18,477     $18,774
Salaries and other
  allocated expenses            $17,118      $19,804     $34,822     $39,758


In addition, all motel employees are paid by GMS. For the six months ended June 30, 1998, the Partnership reimbursed GMS $221,046. for the wages of these employees which includes a one percent processing fee.

At June 30, 1998, $35,983. was due to GHG and GMS relating to reimbursement for these operating expenses.

5.  LONG-TERM DEBT

The Partnership has a note payable which is due in monthly installments of $2,175, including 8% interest, through April 2013. In March 1997, The Partnership voluntarily began making monthly payments of $4,350 in order to retire the note earlier that scheduled and reduce interest expense over the term of the note. The note is secured by a trust deed on the Partnership's motel. The balance outstanding was $188,965. as of June 30,1998 and $224,490. as of June 30, 1997. The fair value of long-term debt approximates its carrying amount based on borrowing rates currently available to the Partner-ship for loans with similar terms.
                                                (Continued)

                     MISSION VALLEY COMFORT SUITES LTD.,
                      A California Limited Partnership
                  Notes to Financial Statements (Continued)

LONG  TERM DEBT (continued)

Principal payments on this note, based on the required monthly principal and interest payments of $2,175, are due as follows:

               7/1/98 - 12/31/98              $   5,583
               1999                              11,858
               2000                              12,842
               2001                              13,908
               2002                              15,063
               Thereafter                       129,711
                                              ----------
                                              $ 188,965
                                              ==========

Long term debt was paid in full in connection with the sale of the motel on July 2, 1998 (see Note 8).

6.  LEASE

The Partnership leases the land underlying its motel under an operating lease which expires in 2046. Prior to April 1, 1993, rents were subject to annual increases based on the greater of 2-1/2% or the increase in the Consumer Price Index. The total minimum rentals over the life of the lease, including the effects of the 2-1/2% minimum annual increases, were being recognized on the straight-line basis as required by generally accepted accounting principles. Effective April 1,1993, the lease was amended to lower the rent payment to $20,000 per month. Rents are still subject to annual increases based on the increase in the Consumer Price Index, but the maximum annual increase is 5% and there is no minimum annual increase. The rent payment was $21,744.
per month as of June 30, 1998 As a result of the amendment to the lease agreement, a deferred rent liability of $1,594,894, which was incurred prior to April 1, 1993, is being credited to income on a straight-line basis over the remaining term of the lease. The Partnership is required to pay real estate taxes, insurance, and maintenance for the leased land and improvements thereon.

Future minimum lease payments are due as follows:

                   1998                    $  260,928
                   1999                       260,928
                   2000                       260,928
                   2001                       260,928
                   2002                       260,928
               Thereafter                  11,580,751
                                       -----------------
                                          $12,764,068
                                       =================

The lease was assumed by the buyer in connection with the sale of the motel on
July 2, 1998 (see Note 8).                               (Continued)
                               Page 8

                          MISSION VALLEY COMFORT SUITES LTD.,
                            A California Limited Partnership
                        Notes to Financial Statements (Continued)

7.  ADJUSTMENTS

In the opinion of the general partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of and for the six months ended June 30, 1998.

8.  SUBSEQUENT EVENT

On July 2, 1998 after obtaining a majority approval of the limited partners holding a majority of the Partnership's limited partner interests, the motel was sold for $5,000,000. in cash. The sale resulted in a gain of $2,804,199. for financial statement purposes. Net cash proceeds from the sale were $4,647,699. after deducting the payment of the first trust deed on the motel and closing costs. In July 1998, the Partnership paid a liquidating distri-bution of $4,446,371.($753.62 per limited partner interest) and an operating distribution of $115,301. ($17.59 per limited partner interest).

Summarized pro forma balance sheet information (unaudited) for the Partnership before and after the sale and cash distributions to partners, as if these transactions had occurred on June 30, 1998, is as follows:

                                                  Effects of
                                                     Sale
                                       As           and Cash        Pro
                                    Reported      Distributions    Forma
                               ---------------   ---------------- -----------
Cash                              $   315,960     $     86,027     $  401,987
Other current assets                   56,351          (15,895)        40,456
Investment property, net            3,428,071       (3,428,071)          -
Franchise fees, net                    25,417          (25,417)          -
                                --------------   ----------------  ------------
     Total assets                 $ 3,825,799     $ (3,383,356)    $  442,443
                                ==============   ================   ==========
Current liabilities               $   126,618     $     (9,231)    $  117,387
Long-term debt, less current portion  177,570         (177,570)          -
Deferred rent liability             1,439,082       (1,439,082)          -
Partners' capital                   2,082,529       (1,757,473)       325,056
                                --------------  -----------------  -----------
   Total liabilities and
        partners' capital         $ 3,825,799     $ (3,383,356)     $ 442,443
                                ==============  =================  ===========

A final liquidating distribution will be paid after management has determined that all liabilities and potential claims, including the costs to administer the affairs of the partnership through the date of final liquidation and dis-solution, have been paid at which time the Partnership will be dissolved.
                                                            (Continued)
                                  Page 9

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

As a result of cost overruns related to the acquisition and construction of the motel, the Partnership borrowed $200,000 from the party that is the lessor under its land lease. In 1993, the note was amended to add accrued interest of $60,000 to the principal balance so that the new balance was $260,000. The note is payable in monthly installments of $2,175, including interest at 8%, over a 20-year period. The note is secured by a trust deed on the Partnership's motel. In March 1997, the Partnership voluntarily began making monthly pay-ments of $4,350 in order to retire the note earlier than scheduled and reduce interest expense over the term of the note. The balance outstanding on the note was $188,965. as of June 30, 1998.

An independent appraisal valued the Partnership's investment property at $4,000,000 as of July 23, 1997. The carrying amount of investment property on the Partnership's financial statements was $3,428,071. as of June 30, 1998.

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

Based on an informal survey of a sample of limited partners conducted by the general partner, now that the partnership is nearing its 10th year, the majority of the limited partners surveyed wanted the motel to be sold and the partnership dissolved. Consequently, the hotel brokerage firm of Hotel
Partners International was engaged by the partnership to market the hotel for sale to qualified buyers at the highest and best selling price. The initial listing price was $5,000,000. Marketing packages were sent out to hundreds of
potential buyers and the level of interest was high.    (Continued)
                                Page 10

                          MISSION VALLEY COMFORT SUITES LTD.,
                           A California Limited Partnership
                       Notes to Financial Statements (Continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

In June 1998 the Partnership entered into a Hotel Purchase and Sale Agreement with Piyal, LLC whereby Piyal would purchase the motel from the Partnership for $5,000,000. (the purchase price). The Purchase Price was payable in cash at Closing. The Purchase was subjected to a downward adjustment of $3,333. per day if the limited partners' approval was not received by July 2, 1998. On July 2, 1998 after receiving a majority approval of the limited partners the motel was sold to Piyal, LLC (an entity controlled by Tarsadia Hotels) for $5,000,000. Since the investors promptly returned their votes approving the sale prior to the deadline, there was no reduction in the selling price. This selling price exceeded the last appraised value of the motel ($4 million) as well as the hotel broker's opinion of value ($4.4 to $4.6 million).

The proceeds of sale were used to pay: the loan owed to the ground lessor; broker's commissions; closing costs; and room taxes for June 1998. The net proceeds less a reserve of $300,000. were disbursed on 7/24/98 in the amount of $753.62 per unit, totaling $4,446,371. In addition an operating distribution of $115,301. was paid.

The partnership will remain in existence through the remainder of the year and will be required to continue to file quarterly reports with the SEC. Once any contingent and unexpected claims have been satisfied the partnership can be dissolved. The general partner hopes to accomplish this dissolution by the end of March, 1999 when the partnership will be mailing the final K-1's reporting the sale but there is no guaranty this will occur by this date. At the time of the dissolution the partnership will pay the second and final liquidating distribution of any remaining funds held.

Results of Operations:

For the three months ended June 30, 1998, room revenues were $584,191. the occupancy rate was 79.6% and the average daily rate was $66.09. This compares to the three months ended June 30, 1997 when room revenues were $492,526., the occupancy rate was 72.6% and the average daily rate was $61.06.

And for the six months ended June 30, 1998, room revenues were $1,041,586. the occupancy rate was 71.7% and the average daily rate was $65.81. This compares to the six months ended June 30, 1997 when room revenues were $950,081., the occupancy rate was 72.9% and the average daily rate was $59.00.

                                                           (Continued)
                                    Page 11

                            MISSION VALLEY COMFORT SUITES LTD.,
                             A California Limited Partnership
                         Notes to Financial Statements (Continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

The effect of current operations on liquidity was net cash provided by operating activities of $262,175. for the six months ended June 30, 1998, and $208,600. for the six months ended June 30, 1997.

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

(REGISTRANT)        Mission Valley Comfort Suites Ltd.,
                    A California Limited Partnership
                      By:    GHG Hospitality, Inc.
                             Corporate General Partner

By:(SIGNATURE)           /s/        Stephen D. Burchett
   (NAME AND TITLE)      Stephen D. Burchett, Vice President
   (DATE)                August 12, 1998

By:(SIGNATURE)          /s/        Sylvia Mellor Clark
   (NAME AND TITLE)     Sylvia Mellor Clark, Controller
   (DATE)               August 12, 1998