Form 10QSB
period 1998-09-30
MISSION VALLEY COMFORT SUITES LTD
filed 1998-11-10
CIK 810661

                             SECURITIES AND EXCHANGE COMMISSION

                                  Washington, D.C.  20549

                         Form 10-QSB - Quarterly or Transitional Report

/X/          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

               For the quarterly period ended    September 30, 1998

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
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                        identification number

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

Balance Sheet as of September 30, 1998 and December 31, 1997.

Statement of Operations for the three and nine month periods ended September 30, 1998 and September 30, 1997.

Statement of Cash Flows for the three and nine month periods ended September 30, 1998 and September 30, 1997.

Notes to Financial Statements.

                                MISSION VALLEY COMFORT SUITES LTD.
                                  A California Limited Partnership
                                         Balance Sheet
                             September 30, 1998 and December 31, 1997
                                           (Unaudited)
                                         (Part 1 of 2)

                                        September 30      December 31,
          ASSETS                              1998           1997
         ---------                    ----------------  ----------------
Current Assets:
  Cash and cash equivalents           $   283,541         $   146,672
  Accounts receivable                         867              14,255
  Operating supplies                            0              15,011
  Prepaid expenses                         19,678              36,150
                                        -----------         -----------
    Total current assets                  304,086             212,088

Investment property, at cost:
  Building and improvements                     0           4,617,037
  Furniture, fixtures & equipment               0           1,225,209
                                       ------------        ------------
                                                0           5,842,246

  Less accumulated depreciation                 0           2,357,571
                                       ------------       -------------
    Total investment property, net
     of accumulated depreciation                0           3,484,675
Franchise fees, net (note 2)                    0              26,667
                                      -------------      --------------
                                     $    304,086         $ 3,723,430
                                        ==========         ===========

                  See accompanying notes to financial statements.
                                   Page 1

                     MISSION VALLEY COMFORT SUITES LTD.
                      A California Limited Partnership
                               Balance Sheet
                 September 30, 1998 and December 31, 1997
                               (Unaudited)
                              (Part 2 of 2)

         LIABILITIES AND          September 30, 1998   December 31, 1997
    PARTNER'S CAPITAL ACCOUNTS    -----------------    -----------------
    --------------------------
Current liabilities:
 Current portion on long-term debt       $      0           $    9,891
 Accounts payable and accrued expenses     11,135               67,510
 Due to Affiliates (note 4)                11,547               28,629
                                         ----------         ----------
   Total current liabilities               22,682              106,030
                                         ----------         ----------
Long-term debt, less current portion            0              197,190
Deferred rent liability (note 6)                0            1,453,917
                                         ----------         ----------
  Total liabilities                        22,682            1,757,137
                                         ----------         ----------
Partners' capital accounts:
 General partners:
 Capital contributions                     31,210              31,210
 Cumulative net earnings                  192,462            (101,786)
 Cumulative cash distributions           (223,672)           (209,140)
                                        -----------        ------------
                                                0            (279,716)
                                        -----------        ------------
Limited partners:
 Capital contributions,
      net of offering costs             5,117,287           5,117,287
 Cumulative net earnings                1,696,465           ( 916,070)
 Cumulative cash distributions         (6,532,348)         (1,955,208)
                                       ------------       -------------
                                          281,404           2,246,009
                                       ------------       -------------
   Total partners' capital accounts       281,404           1,966,293

                                       ------------       -------------
                                       $  304,086          $3,723,430
                                      =============       =============

                     See accompanying notes to financial statements
                                       Page 2

                      MISSION VALLEY COMFORT SUITES LTD.,
                       A California Limited Partnership
                            Statement of Operations
                      Three Months and Nine Months Ended
                 September 30, 1998 and September 30, 1997
                               (Unaudited)

                         THREE MONTHS ENDED        NINE MONTHS ENDED
                  September 30,   September 30,   September 30,  September 30,
                       1998          1997              1998          1997
                  -------------   ------------    -----------    ------------
Income (Loss) from
Continuing Operations $       0      $      0      $        0       $       0

Income (Loss) from Discontinued
        Operations    $ (38,126)    $  73,170      $  108,111       $ 177,551

Gain on disposal of Discontinued
        Operations    $2,798,671    $       0      $2,798,671       $       0

                     ------------   -----------   ------------    -----------
Net Earnings (Loss)   $2,760,545    $  73,170      $2,906,782       $ 177,551
                      ==========    ===========   ============    ===========

Net earnings per limited
partnership interest    $421.10       $ 11.16        $443.41         $27.08
                        =======        =======       =======        =======






                See accompanying notes to financial statements.

                         MISSION VALLEY COMFORT SUITES LTD.,
                          A California Limited Partnership
                               Statement of Cash Flows
                         Three Months and Nine Months Ended
                     September 30, 1998 and September 30, 1997
                                     (Unaudited)
                                   (Part 1 of 2)

                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                    September  30,             September  30,
                                   1998         1997          1998        1997
                                 -------      -------       -------     -------
Cash flows from operating activities:
  Net earnings (loss)          $ 2,760,545  $   73,170  $2,906,782    $177,551
Adjustments to reconcile net income to net cash provided
by operating activities:
 Depreciation and amortization      (1,511)     49,325     101,115     147,297
 Gain on Sale of Hotel          (2,798,671)          0  (2,798,671)          0
 Expenses paid from escrow          24,235           0      24,235           0
 Expenses refunded from escrow     (21,020)          0     (21,020)          0
(Increase) decrease in:
 Accounts receivable                18,805     (10,773)     13,388      16,126
 Operating supplies                  1,574      (2,153)        627      (1,965)
 Prepaid expenses                    1,038      19,943      16,472       3,922
Increase (decrease) in:
 Accounts payable and accrued
             expenses              (68,105)     47,043     (56,375)     58,279
 Due to/from Affiliates            (24,436)     (4,279)    (17,082)     (5,498)
 Deferred rent liability                 0      (7,418)    (14,835)    (22,254)
     Net cash provided by (used in)----------  ----------  ---------  ---------
     operating activities         (107,548)    164,858     154,634     373,458
                                   ----------  ----------  ---------  ---------
Cash flows from investing activities:
   Investment property expenditures      0     (11,469)    (44,772)    (21,862)
   Sale of Hotel                 4,647,699           0   4,647,699           0
   Expenses related to sale of hotel paid
      outside of escrow            (10,902)          0     (10,902)          0

                                  ----------- ---------- ----------  ----------
Net cash used in investing
            activities           4,636,797    (11,469)   4,592,025     (21,862)
                                 ------------ ---------- ----------  ----------
Cash flows from financing activities:
Proceeds/(Payments) of notes payable     0     (8,618)     (18,116)    (21,039)
Cash distributions to partners  (4,561,673)         0   (4,591,673)    (65,000)
 Net cash provided by (used in)  ------------ ---------- ----------- ----------
          financing activities  (4,561,673)    (8,618)  (4,609,789)    (86,039)
                                ------------- ---------- ----------- ----------
Net increase in cash
     and cash equivalents          (32,417)   144,772      136,870     265,557
Cash and cash equivalents
     beginning of period           315,959    196,326      146,672      75,541
                                ------------ ----------- -----------  ---------
Cash and cash equivalents,
     end of period                 283,541    341,098      283,541     341,098
                                  =========   ========    ========     =======

                           See accompanying notes to financial statements

                              MISSION VALLEY COMFORT SUITES LTD.,
                               A California Limited Partnership
                                    Statement of Cash Flows
                              Three Months and Nine Months Ended
                          September 30, 1998 and September 30, 1997
                                         (Unaudited)
                                        (Part 2 of 2)

                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                  September  30,              September  30,
                                1998         1997         1998          1997
                              -------      -------      -------       --------

Supplemental disclosure of cash flow information:
     Interest paid               1,639      4,635        10,028       14,234
                               ========   ========      ========     =======

Supplemental schedule of non-cash investing and financing activities:
     Sale of Hotel           5,000,000         0     5,000,000           0
     Note payable             (188,965)        0      (188,965)          0
     Commission               (150,000)        0      (150,000)          0
     Other                     (13,336)        0       (13,336)          0
                           -------------  ---------- ------------ -----------
Cash flow from
    Sale of Hotel            4,647,699         0     4,647,699           0
                            ==========    =========  =========     =========


                    See accompanying notes to financial statements.

                                     MISSION VALLEY COMFORT SUITES LTD.,
                                     A California Limited Partnership
                                      Notes to Financial Statements
                                            September 30, 1998

Readers of this quarterly report should refer to the partnership audited financial statements andannual report Form 10-KSB (File No. 33-11224-LA) for the period ended December 31, 1997, as certain footnote disclosures which would substantially duplicate those contained in such financial reports have been omitted from this report.

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

3.  FRANCHISE AGREEMENT

The Partnership entered into a twenty-year franchise agreement with Choice Hotels International, Inc. to provide the Partnership with consultation in the areas of design, construction and operation of the motel. The agreement required the payment of initial franchise fees of $50,000 and requires ongoing royalty and chain-affiliated advertising fees based on a percentage of gross room revenues.

After the sale of the motel on July 2, 1998 (see Note 8), the partnership notified Choice Hotels International (Choice) that it was electing to terminate the franchise agreement. Under the terms of the franchise agreement, the partnership may be liable to Choice for certain fees and other costs resulting from the sale of the motel and the election to terminate the franchise agreement. The buyer is presently negotiating with Choice regarding a possible new franchise agreement, and the buyer has agreed to indemnify the partnership for any and all claims made by Choice related to the sale of the motel and the election to terminate the franchise agreement.

4.  RELATED PARTY TRANSACTIONS

The motel was operated pursuant to a management agreement with GHG Hospitality, Inc. (GHG), the general partner. The agreement provides for the payment of monthly management fees of 6% of gross revenues.

The Partnership agreed to reimburse GHG for certain expenses related to services performed in maintaining the books and administering the affairs of the Partnership.

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

                                                             (Continued)

                            MISSION VALLEY COMFORT SUITES LTD.,
                             A California Limited Partnership
                          Notes to Financial Statements (Continued)

4.  RELATED PARTY TRANSACTIONS (Continued)

Fees and reimbursements for partnership administration expenses paid to GHG and GMS for the three months and the nine months ended September 30, 1998 and September 30, 1997 are as follows:

                                 Three Months Ended       Nine Months Ended
                                  9/30/98   9/30/97        9/30/98    9/30/97
                                 --------- ---------     ----------  ----------
Management Fees                  $       0  $39,448       $64,342     $98,613
Reimbursement for partnership
 administration expenses         $   9,237  $ 9,387       $27,715     $28,160
Salaries and other
  allocated expenses             $  16,845  $30,594       $51,667     $74,601


In addition, all motel employees are paid by GMS. For the nine months ended September 30, 1998, the Partnership reimbursed GMS $223,800. for the wages of these employees which includes a one percent processing fee.

At September 30, 1998, $11,547. was due to GHG and GMS relating to reimbursement for these operating expenses.

5.  LONG-TERM DEBT

The Partnership had a note payable which is due in monthly installments of $2,175, including 8% interest, through April 2013. In March 1997, The Partnership voluntarily began making monthly payments of $4,350 in order to retire the note earlier that scheduled and reduce interest expense over the term of the note. The note was secured by a trust deed on the Partnership's motel.

                                                      (Continued)

                             MISSION VALLEY COMFORT SUITES LTD.,
                           A California Limited Partnership
                          Notes to Financial Statements (Continued)

LONG  TERM DEBT (continued)

Long term debt was paid in full in connection with the sale of the motel on July 2, 1998 (see Note 8).

6.  LEASE

The Partnership leased the land underlying its motel under an operating lease which expired in 2046. Prior to April 1, 1993, rents were subject to annual increases based on the greater of 2-1/2% or the increase in the Consumer Price Index. The total minimum rentals over the life of the lease, including the effects of the 2-1/2% minimum annual increases, were being recognized on the straight-line basis as required by generally accepted accounting principles. Effective April 1,1993, the lease was amended to lower the rent payment to $20,000 per month. Rents were still subject to annual increases based on the increase in the Consumer Price Index, but the maximum annual increase was 5% and there was no minimum annual increase. The rent payment was $21,744.
per month at the date of sale of July 1, 1998 As a result of the amendment to the lease agreement, a deferred rent liability of $1,594,894, which was incurred prior to April 1, 1993, was being credited to income on a straight-line basis over the remaining term of the lease. The Partnership was required to pay real estate taxes, insurance, and maintenance for the leased land and improvements thereon.

The lease was assumed by the buyer in connection with the sale of the motel on July 2, 1998 (see Note 8).


7.  ADJUSTMENTS

In the opinion of the general partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of and for the nine months ended September 30, 1998.

                                                  (Continued)

                                  MISSION VALLEY COMFORT SUITES LTD.,
                                  A California Limited Partnership
                               Notes to Financial Statements (Continued)

8.  SALE OF HOTEL
On July 2, 1998 after obtaining a majority approval of the limited partners holding a majority of the Partnership's limited partner interests, the motel was sold for $5,000,000. in cash. The sale resulted in a gain of $2,798,671. for financial statement purposes. Net cash proceeds from the sale were $4,647,699. after deducting the payment of the first trust deed on the motel and closing costs. In July 1998, the Partnership paid a liquidating distribution of $4,446,371.($753.62 per limited partner interest) and an operating distribution of $115,301. ($17.59 per limited partner interest).

The partnership will remain in existence through the remainder of the year and will be required to continue to file quarterly reports with the SEC. Once any contingent and unexpected claims have been satisfied the partnership can be dissolved. The general partner hopes to accomplish this dissolution by the end of March, 1999 when the partnership will be mailing the final K-1's reporting the sale but there is no guaranty this will occur by this date. At the time of the dissolution the partnership will pay the second and final liquidating distribution of any remaining funds held and the Partnership will be dissolved.


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

As a result of cost overruns related to the acquisition and construction of the motel, the Partnership borrowed $200,000 from the party that is the lessor under its land lease. In 1993, the note was amended to add accrued interest of $60,000 to the principal balance so that the new balance was $260,000. The note was payable in monthly installments of $2,175, including interest at 8%, over a 20-year period. The note was secured by a trust deed on the Partnership's motel. In March 1997, the Partnership voluntarily began making monthly payments of $4,350 in order to retire the note earlier than scheduled and reduce interest expense over the term of the note. The note was paid in full with the sale of the motel on July 2, 1998 (see Note 8).

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







                                                            (Continued)
                                 Page 12

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

  (REGISTRANT)            Mission Valley Comfort Suites Ltd.,
                          A California Limited Partnership
                          By:    GHG Hospitality, Inc.
                          Corporate General Partner

By:(SIGNATURE)            /s/        Stephen D. Burchett
   (NAME AND TITLE)       Stephen D. Burchett, Vice President
   (DATE)                 November 10, 1998

By:(SIGNATURE)           /s/        Sylvia Mellor Clark
   (NAME AND TITLE)      Sylvia Mellor Clark, Controller
   (DATE)                November 10, 1998