Form 10KSB
period 1998-12-31
MISSION VALLEY COMFORT SUITES LTD
filed 1999-03-30
CIK 810661

                U.S. SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D.C. 20549
                                               Form 10-KSB

/x/            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                            For the Fiscal Year Ended December 31, 1998

                                  Commission File No.: 33-11224-LA

Mission Valley Comfort Suites Ltd., A California Limited Partnership (Name of small business issuer in its charter)

           California                               33-0213497

(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

3725 Talbot Street #296, San Diego, California    92106
(Address of principal executive offices)        (Zip Code)

Issuer's telephone number:   (619) 294-9435

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

          Limited Partnership Interests
                 (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /x/ Yes / / No

State issuer's revenues for its most recent fiscal year: $1,112,678.

The aggregate market value of the voting securities held by non-affiliates is not determinable as there is no established market and the securities have only limited voting rights.

State the number of limited partnership interests outstanding as of December 31, 1998: 5,900 interests held by 866 limited partners.




DOCUMENT INCORPORATED BY REFERENCE

Definitive Prospectus dated February 6, 1987, as supplemented
December 2, 1987, is incorporated by reference into Part III.

                                    PART I

Item 1.  Business

Mission Valley Comfort Suites Ltd., A California Limited Partnership, formerly Motels of America Series X, A California Limited Partnership, (the Partnership) was formed on September 18, 1987 pursuant to the California Revised Uniform Limited Partnership Act. As of December 31, 1998, the Partnership consisted of a general partner, GHG Hospitality, Inc. (GHG), and 866 limited partners owning 5,900 limited partnership interests. The limited partnership interests sold at a public offering price of $1,000 each commencing February 6, 1987 pursuant to a Registration Statement on Form S-18 under the Securities Act of 1933 (Registration 33-11224-LA). The offering of $5,900,000 was fully subscribed and closed on March 21, 1988.

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

At the time of the public offering in 1987 and 1988, the Prospectus stated that the general partner expected that the Partnership would consider selling or refinancing the motel after operating it for a period of approximately six to ten years. An informal survey conducted by the general partner of a number of limited partners in early 1998 indicated that a substantial majority would like the motel to be sold. For these reasons, the general partner decided in early 1998 to initiate the process which could possibly result in a sale of the motel. On
March 3, 1998, the Partnership entered into an agreement with Hotel Partners, Inc., a real estate broker specializing in hotel and motel properties, to list the motel for sale.

On July 2, 1998, the Partnership sold its motel property and related assets to Piyal, LLC (the Purchaser) for $5,000,000 in cash. The Purchaser also assumed the Partnership's obligations under the land lease. Net cash proceeds received by the Partnership from the sale were $4,647,699 after deducting the payment of the first trust deed of $188,965, sales commissions of $150,000 and net pro rations and other closing costs of $13,336. The sale was approved by limited partners holding a majority of the Partnership's limited partnership interests pursuant to a Consent Solicitation Statement dated June 18,1998.

The Partnership paid a liquidating distribution to the limited partners of $4,446,371 ($753.62 per interest) on July 21, 1998. The Partnership retained some cash to cover its remaining liabilities and any unexpected claims. Any amount not needed for this purpose will be distributed to the partners when management determines that all liabilities and potential claims have been paid or provided for at which time management intends to cause the Partnership to be dissolved. The liquidation and dissolution of the Partnership was approved by limited partners holding a majority of the Partnership's limited partnership interests pursuant to a Consent Solicitation Statement dated June 18, 1998.

       The Partnership has no employees.

Item 2.     Property

The Partnership did not own any property as of December 31, 1998, and the Partnership does not intend to acquire any property in the future.

Prior to the July 2, 1998 sale of its motel property, the Partnership owned the following property which it acquired in 1987 and 1988.

    Property name and address             Property description
  ----------------------------         --------------------------
    Comfort Suites                   A 122-room "suites only" motel on
    631 Camino del Rio South         approximately 1.83 acres of land,
    San Diego, CA 92108              subject to a 60-year lease expiring
                                     in 2046.

Item 3.     Legal Proceedings

The Partnership is a defendant in a complaint filed on July 23, 1998 in Superior Court of San Diego County by Isabel Callahan and Roberta Callahan Webster. The plaintiffs are seeking compensatory damages of an unspecified amount related to injuries they claim to have received as a result of separate slip and fall accidents while staying at the Partnership's motel. The claim is being defended by the Partnership's insurance carrier and management believes that any loss related to this claim will be fully covered by insurance and, therefore, will not have an effect on the financial position of the Partnership.

Item 4.     Submission of Matters to a Vote of Security Holders

On June 18, 1998, a Consent Solicitation Statement was submitted to the limited partners to approve (i) the sale of substantially all of the assets of the Partnership and (ii) the complete termination and liquidation of the Partnership resulting in cash distributions to the limited partners.

On July 2, 1998, the general partner announced that the results of the consent solicitation were as follows:

                                          Limited            Percent
                                        Partnership             to
                                          Interests           Total
Sale of substantially all assets:

   Voted for:
       Consent card returned                3,630              61.50%
       Consent card not returned by deadline
          - deemed to be "voted for"        2,243              38.01
                                          _________          _________
       Total voted for                      5,873              99.54

       Voted against                           23                .39

       Abstained                                4                .07

Termination and liquidation of Partnership:
    Voted for:
        Consent card returned               3,634              61.60%
        Consent card not returned by deadline
           - deemed to be "voted for"       2,243              38.01
                                          _________           ________
       Total voted for                      5,877              99.61

       Voted against                           23               0.39

       Abstained                                0               0.00


                     PART II

Item 5.    Market for Limited Partnership Interests and Related
       Partner Matters

There is no public trading market for the Partnership's limited partnership interests. There were approximately 866 holders of the Partnership's 5,900 limited partnership interests as of December 31, 1998. Cash distributions to holders of limited partnership interests totaled $4,577,141 ($775.79 per interest) in 1998 and $193,500
($32.80 per interest) in 1997.

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

At the time of the public offering in 1987 and 1988, the Prospectus stated that the general partner expected that the Partnership would consider selling or refinancing the motel after operating it for a period of approximately six to ten years. An informal survey conducted by the general partner of a number of limited partners in early 1998 indicated that a substantial majority would like the motel to be sold. For these reasons, the general partner decided in early 1998 to initiate the process which could possibly result in a sale of the motel. On
March 3, 1998, the Partnership entered into an agreement with Hotel Partners, Inc., a real estate broker specializing in hotel and motel properties, to list the motel for sale.

On July 2, 1998, the Partnership sold its motel property and related assets to Piyal, LLC (the Purchaser) for $5,000,000 in cash. The Purchaser also assumed the Partnership's obligations under the land lease. Net cash proceeds received by the Partnership from the sale were $4,647,699 after deducting the payment of the first trust deed of $188,965, sales commissions of $150,000 and net pro rations and other closing costs of $13,336. The sale was approved by limited partners holding a majority of the Partnership's limited partnership interests pursuant to a Consent Solicitation Statement dated June 18,1998.

The Partnership paid a liquidating distribution to the limited partners of $4,446,371 ($753.62 per interest) on July 21, 1998. The Partnership retained some cash to cover its remaining liabilities and any unexpected claims. Any amount not needed for this purpose will be distributed to the partners when management determines that all liabilities and potential claims have been paid or provided for at which time management intends to cause the Partnership to be dissolved. The liquidation and dissolution of the Partnership was approved by limited partners holding a majority of the Partnership's limited partnership interests pursuant to a Consent Solicitation Statement dated June 18, 1998.

Accrued expenses as of December 31, 1998, includes estimated costs of $66,133 to administer the affairs of the Partnership from January 1, 1999 until the final liquidation and dissolution.
                                        5

The deferred rent liability represented amounts accrued under the Partnership's land lease prior to April 1, 1993. Under the original land lease, annual rent increases were based on the greater of 2-1/2% or the increase in the Consumer Price Index. The Partnership was required by generally accepted accounting principles to record rent expense and a deferred rent liability based on projecting the 2-1/2% minimum annual rent increase over the 60-year term of the lease.

Effective April 1, 1993, the land lease was amended. Under the amended land lease, annual rent increases were based on the lesser of the increase in the Consumer Price Index or 5%, and there was no minimum annual increase. Consequently, rent expense was recognized based on the amount due each month rather than on the straight-line basis. In addition, the deferred rent liability accrued prior to April 1, 1993 was credited to income on a straight-line basis over the remaining term of the lease. The lease was assumed by the Purchaser in connection with the sale of the motel. The deferred rent liability, which had a balance of $1,439,082 as of July 2, 1998, was eliminated and is included in the gain on disposal of discontinued operations.

       Results of Operations:

All of the Partnership's operations are related to the motel business which was sold on July 2, 1998. Income from discontinued operations was $162,320 in 1998 and $129,950 in 1997. Gain on disposal of discontinued operations was $2,668,165 in 1998. Net income was $2,830,485 in 1998 and $129,950 in 1997. Total revenues were
$1,112,678 in 1998 and $2,040,601 in 1997.  The property operated at an occupancy of 71.68% in 1998 and 73.87% in 1997. The average daily room rate was $65.73 in 1998 and $59.73 in 1997.

Total revenues and operating expenses decreased in 1998 compared to 1997 because the motel was operated by the Partnership for approximately six months in 1998 compared to twelve months in 1997.

Gain on disposal of discontinued operations of $2,668,165 in 1998 is comprised of a gain of $1,365,117 on the sale of the motel and related assets, a gain of $1,439,082 related to the elimination of the deferred rent liability, costs of $15,325 associated with obtaining the consent of limited partners to sell the motel and liquidate and dissolve the Partnership, and estimated expenses of $120,709 to administer the affairs of the Partnership from the date of the sale until the final liquidation and dissolution. Approximately $54,576 of the estimated expenses were incurred in 1998.

In 1997, the Partnership incurred costs of $108,403 associated with a proposal to reorganize the Partnership into a real estate investment trust (REIT). The efforts were discontinued when management and the proposed sponsor of the REIT were unable to negotiate mutually acceptable terms and conditions for a reorganization.

The effect of current operations on liquidity was net cash provided by operating activities of $138,405 in 1998 and $343,146 in 1997 and net cash provided by the sale of motel and related assets of $4,647,699
                                6
in 1998. The cash was used primarily for cash distributions to partners which were $4,591,672 in 1998 and $215,000 in 1997, payments of long-term debt prior to the sale which were $18,116 in 1998 and $29,830 in 1997, and investment property expenditures prior to the sale which were $44,772 in 1998 and $27,185 in 1997.

       Year 2000 Issues:

Many existing computer programs use only two digits to identify a year in the date field. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000.

Based on the sale of substantially all of the Partnership's assets and the cessation of substantially all of the Partnership's operations, management believes that the Year 2000 issues will not have a material effect on the Partnership.

Item 7.  Financial Statements and Supplementary Data

       MISSION VALLEY COMFORT SUITES LTD.,
         A California Limited Partnership



                                     I N D E X


                                                                Pages

Independent Auditor's Report                                       9

Balance Sheets, December 31, 1998 and 1997                        10-11

Statements of Operations, Years Ended December 31, 1998 and 1997  12

Statements of Partners' Capital, Years Ended December 31, 1998
and 1997                                                          13-14

Statements of Cash Flows, Years Ended December 31, 1998
and 1997                                                          15

Notes to Financial Statements                                     16-24

           Independent Auditor's Report


The Partners
Mission Valley Comfort Suites Ltd.,
A California Limited Partnership

       We have audited the balance sheets of Mission Valley
Comfort Suites Ltd., A California Limited Partnership, as of
December 31, 1998 and 1997, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mission Valley Comfort Suites Ltd., A California Limited Partnership, as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

       As more fully discussed in Note 1, the Partnership sold substantially all of its assets and paid a liquidating distribution to its limited partners in 1998.



/s/  Levitz, Zacks, Ciceric, CPAs
San Diego, California
January 15, 1999

                MISSION VALLEY COMFORT SUITES LTD.,
                 A California Limited Partnership
                           Balance Sheets
                    December 31, 1998 and 1997

                                     ASSETS

                                                   1998          1997
Current Assets:
  Cash and cash equivalent                        $256,005     $146,672
  Accounts receivable                                  -0-       14,255
  Operating supplies                                   -0-       15,011
  Prepaid expense                                      -0-       36,150
  Due from affiliate                                15,234          -0-
                                               -------------  -----------
    Total current assets                           271,239      212,088
                                               -------------  -----------
Investment property, at cost:

  Building and improvements                            -0-    4,617,037

  Furniture, fixtures and equipment                    -0-    1,225,209
                                               ------------- ------------
                                                       -0-    5,842,246

  Less accumulated depreciation                        -0-    2,357,571
                                               ------------- ------------
     Investment property, net                          -0-    3,484,675
                                               ------------- ------------

Franchise fees, net                                    -0-      26,667
                                               ------------- -----------

      Total assets                                $271,239  $3,723,430
                                               ============ ============

                         See accompanying notes to financial statements

                          LIABILITIES AND PARTNERS' CAPITAL

                                                    1998          1997
Current Liabilities:
  Accounts payable                            $      -0-        $24,136
  Accrued expenses                                 66,133        17,030
  Due to affiliate                                   -0-         28,629
  Guest deposits                                     -0-         26,344
  Current portion of long-term debt                  -0-          9,891
                                              ------------     ----------
      Total current liabilities                    66,133       106,030

Long-term debt, less current portion                 -0-        197,190
Deferred rent liability                              -0-      1,453,917
                                              ------------   -----------
      Total liabilities                            66,133     1,757,137
                                              ------------   -----------
Partners' Capital:
  General partner:
    Capital contributions                          31,210       31,210
    Cumulative net income (loss)                  192,461     (101,786)
    Cumulative cash distributions                (223,671)    (209,140)
                                              ------------   -----------
                                                     -0-      (279,716)
                                              ------------   -----------
Limited partners (5,900 interests):
  Capital contributions,net of offering costs   5,117,287    5,117,287
  Cumulative net income (loss)                  1,620,168     (916,070)
  Cumulative cash distributions                (6,532,349)  (1,955,208)
                                              ------------  ------------
                                                  205,106    2,246,009
                                              ------------  ------------
      Total partners' capital                     205,106    1,966,293
                                              ------------  ------------
      Total liabilities and partners' capital    $271,239   $3,723,430
                                              ============  ============

                  MISSION VALLEY COMFORT SUITES LTD.,
                  A California Limited Partnership
                      Statements of Operations
                 Years Ended December 31, 1998 and 1997

                                                    1998            1997
Discontinued Operations:
  Revenues:
    Room revenues                               $1,040,372     $1,964,912
    Phone revenues                                  14,726         34,090
    Interest income                                 19,091          3,227
    Other                                           38,489         38,372
                                               ------------   ------------
        Total revenues                           1,112,678      2,040,601
                                               ------------   ------------
  Expenses:
    Property operating expenses                    353,582        660,221
    Land rent                                      116,355        228,411
    Depreciation                                   101,377        194,475
    Royalties and chain-affiliated advertising      89,164        151,056
    General and administrative                      71,508        165,599
    Management fees                                 64,230        122,243
    Repairs and maintenance                         44,778         76,470
    Marketing                                       43,679         77,207
    Real estate taxes                               35,572         66,817
    Property and liability insurance                18,873         38,553
    Interest                                         9,990         18,696
    Amortization                                     1,250          2,500
    REIT proposal costs                                -0-        108,403
                                                ------------  ------------
        Total expenses                             950,358      1,910,651
                                                ------------  ------------
        Income from discontinued operations        162,320        129,950

Gain on disposal of discontinued operations      2,668,165            -0-
                                                -----------  -------------
        Net income                             $ 2,830,485     $  129,950
                                               ============  =============

Net income per interest:
 Income from discontinued operations             $  24.76        $  19.82
 Gain on disposal of discontinued operations       405.11             -0-
                                                 ---------      ----------
        Net income per interest                  $ 429.87        $  19.82
                                                 ========        ========

                            See accompanying notes to financial statements.

                       MISSION VALLEY COMFORT SUITES LTD.,
                         A California Limited Partnership
                          Statements of Partners' Capital
                     Years Ended December 31, 1998 and 1997

                                          General Partner
                                           Cumulative      Cumulative
                              Capital     Net Income       Cash
                           Contributions     (Loss)    Distributions   Total

Balance, December 31, 1996     $31,210     $(114,781)   $(187,640)  $(271,211)

Net income, year ended
  December 31, 1997               -0-         12,995         -0-       12,995

Cash distributions
  ($32.80 per interest)           -0-           -0-      (21,500)    (21,500)
                              ----------   ----------  -----------  ----------
Balance, December 31, 1997      31,210      (101,786)   (209,140)   (279,716)

Net income, year ended
  December 31, 1998               -0-        294,247         -0-     294,247

Cash distributions
  ($775.79 per interest)          -0-           -0-      (14,531)   (14,531)
                              ----------  -----------  ----------  ----------
Balance, December 31, 1998     $31,210      $192,461   $(223,671)  $    -0-
                              ==========  ===========  ==========  ==========

                 See accompanying notes to financial statements.

                                      Limited Partners

                      Cumulative       Cumulative                  Total
  Capital             Net Income        Cash                     Partners'
  Contributions        (Loss)          Distributions    Total     Capital

   $5,117,287      $(1,033,025)      $(1,761,708)  $2,322,554   $2,051,343


         -0-           116,955             -0-        116,955      129,950


         -0-             -0-           (193,500)    (193,500)     (215,000)
    __________      ___________      ___________    _________     ________
    5,117,287         (916,070)      (1,955,208)    2,246,009    1,966,293


         -0-         2,536,238             -0-      2,536,238    2,830,485


         -0-             -0-         (4,577,141)   (4,577,141)  (4,591,672)
    ___________     ___________      ___________   ___________  __________
    $5,117,287      $1,620,168      $(6,532,349)   $  205,106    $ 205,106
    ==========      ==========      ============   ===========   ==========


                    MISSION VALLEY COMFORT SUITES LTD.,
                     A California Limited Partnership
                         Statements of Cash Flows
                  Years Ended December 31, 1998 and 1997

<CAPTION
                                                        1998         1997
Cash flows from operating activities:
  Net income                                          $2,830,485   $ 129,950
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                        102,627    196,975
    Gain on disposal of discontinued operations       (2,668,165)      -0-
    Post-measurement date expenses paid                  (54,576)      -0-
    Expenses pro rated in escrow                           3,210       -0-
    (Increase) decrease in:
    Accounts receivable                                   14,255     24,542
      Operating supplies, net of effects of sale             627        529
      Prepaid expenses                                    36,150    (13,728)
      Due from affiliate                                 (15,234)     4,848
    Increase (decrease) in:
      Accounts payable                                   (24,136)   (17,680)
      Accrued expenses                                   (17,030)     3,850
      Due to affiliate                                   (28,629)    17,189
      Guest deposits                                     (26,344)    26,344
      Deferred rent liability, net of effects of sale    (14,835)   (29,673)
                                                       ----------  ---------
        Net cash provided by operating activities        138,405    343,146
                                                       ----------  ---------
Cash flows from investing activities:
  Sale of motel and related assets                     4,647,699      -0-
  Costs related to sale of motel and related assets      (22,211)     -0-
  Investment property expenditures                       (44,772)  (27,185)
                                                       ---------- ---------
Net cash provided by (used in) investing activities    4,580,716   (27,185)
                                                       ---------- ---------
Cash flows from financing activities:
  Cash distributions to partners                      (4,591,672) (215,000)
  Payments of long-term debt                             (18,116)  (29,830)
                                                      ----------- ---------
        Net cash used in financing activities         (4,609,788) (244,830)
                                                      ----------- ---------
        Net increase in cash and cash equivalents        109,333    71,131

Cash and cash equivalents, beginning of year             146,672    75,541
                                                      ----------- ---------
Cash and cash equivalents, end of year                  $256,005  $146,672
                                                      =========== =========
Supplemental disclosure of cash flow information:
    Interest paid                                        $(8,688) $(18,696)
                                                       ========== =========

                        See accompanying notes to financial statements.

                        MISSION VALLEY COMFORT SUITES LTD.,
                             A California Limited Partnership
                               Notes to Financial Statements
                        Years Ended December 31, 1998 and 1997

Note 1. THE PARTNERSHIP AND A SUMMARY OF
                       SIGNIFICANT ACCOUNTING POLICIES

Mission Valley Comfort Suites Ltd., A California Limited Partnership (the Partnership), formerly Motels of America Series X, A California Limited Partnership, was formed on September 18, 1987 pursuant to the California Revised Uniform Limited Partnership Act. The Partnership consists of a general partner which owns a 10% interest and 866 limited partners which collectively own a 90% interest. The purpose of the Partnership was to construct, own, and operate a 122-room "suites only" motel in San Diego, California under a franchise agreement with Choice International. The motel was opened in September 1988.

On July 2, 1998, the Partnership sold its motel property and related assets to Piyal, LLC (the Purchaser) for $5,000,000 in cash. The sale was approved by limited partners holding a majority of the Partnership's limited partnership interests pursuant to a Consent
Solicitation Statement dated June 18, 1998.

The Partnership paid a liquidating distribution to the limited partners of $4,446,371 ($753.62 per interest) on July 21, 1998. The Partnership retained some cash to cover its remaining liabilities and any unexpected claims. Any amount not needed for this purpose will be distributed to the partners when management determines that all liabilities and potential claims have been paid or provided for at which time management intends to cause the Partnership to be dissolved. The liquidation and dissolution of the Partnership was approved by limited partners holding a majority of the Partnership's limited partnership interests pursuant to a Consent Solicitation Statement dated June 18, 1998.

The following is a summary of the Partnership's significant accounting policies:

Discontinued Operations

All of the Partnership's operations are related to the motel business which was sold on July 2, 1998. Accordingly, all of the revenues and expenses of the Partnership prior to the sale have been presented as discontinued operations in the accompanying statements of operations. Gain on disposal of discontinued operations is net of estimated expenses of $120,709 to administer the affairs of the Partnership until its final liquidation and termination. Approximately $54,576 of the estimated expenses were incurred in 1998. This estimate could change in the next year due to unforeseen circumstances.

                 MISSION VALLEY COMFORT SUITES LTD.,
                             A California Limited Partnership
                               Notes to Financial Statements
                                           (Continued)
                     Years Ended December 31, 1998 and 1997

Note 1. THE PARTNERSHIP AND A SUMMARY OF
                       SIGNIFICANT ACCOUNTING POLICIES
(continued)

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

Advertising

Advertising costs are expensed as incurred. Advertising expense was $56,709 for the year ended December 31, 1998 and $113,658 for the year ended December 31, 1997.

Income Taxes

No provision for income taxes has been made as any liability for such taxes would be that of the partners rather than the Partnership.

Net Income Per Interest

Net income per interest is based upon the amount allocated to limited partners pursuant to the partnership agreement divided by 5,900 limited partner interests outstanding throughout the year.

                 MISSION VALLEY COMFORT SUITES LTD.,
                             A California Limited Partnership
                               Notes to Financial Statements
                                          (Continued)
                     Years Ended December 31, 1998 and 1997


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

Note 3. FRANCHISE AGREEMENT

The Partnership entered into a twenty-year franchise agreement expiring in 2008 with Choice International to provide the Partnership with consultation in the areas of design, construction, and operation of the motel. The agreement required the payment of initial franchise fees of $50,000 and requires ongoing royalty and chain-affiliated advertising fees based on a percentage of gross room revenues.

The franchise agreement was terminated in connection with the sale of the motel.

                 MISSION VALLEY COMFORT SUITES LTD.,
                             A California Limited Partnership
                               Notes to Financial Statements
                                          (Continued)
                     Years Ended December 31, 1998 and 1997

Note 4. LONG-TERM DEBT

The Partnership had a note payable which was due in monthly payments of $2,175, including 8% interest, through April 2013. In March 1997, the Partnership voluntarily began making monthly payments of $4,350 in order to retire the note earlier than scheduled and reduce interest expense over the term of the note. The note was secured by a trust deed on the Partnership's motel. The fair value of long-term debt approximated its carrying amount based on borrowing rates available to the Partnership for loans with similar terms.

The note, which had a balance of $188,965 as of July 2, 1998, was paid in full in connection with the sale of the motel.

Note 5. LEASE

The Partnership leased the land underlying its motel under an operating lease which expires in 2046. Prior to April 1, 1993, rents were subject to annual increases based on the greater of 2-1/2% or the increase in the Consumer Price Index. The total minimum rentals over the life of the lease, including the effects of the 2-1/2% minimum annual increases, were being recognized on the straight-line basis as required by generally accepted accounting principles. Effective April 1, 1993, the lease was amended to lower the rent payment to $20,000 per month. Rents were still subject to annual increases based on the increase in the Consumer Price Index, but the maximum annual increase was 5% and there is no minimum annual increase.
Consequently, rent expense was recognized based on the amount due each month rather than on the straight-line basis. In addition, the deferred rent liability accrued prior to April 1, 1993 was credited to income on a straight-line basis over the remaining term of the lease. The Partnership was required to pay real estate taxes, insurance, and maintenance for the leased land and improvements thereon.

The lease was assumed by the Purchaser in connection with the sale of the motel. The deferred rent liability, which had a balance of $1,439,082 as of July 2, 1998, was eliminated and is included in the gain on disposal of discontinued operations.

                 MISSION VALLEY COMFORT SUITES LTD.,
                             A California Limited Partnership
                               Notes to Financial Statements
                                          (Continued)
                     Years Ended December 31, 1998 and 1997

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

Fees, reimbursements, salaries, and other expenses paid to GHG and GMS and included in total expenses for the years ended December 31, 1998 and 1997 are as follows:

                                                 1998          1997
Management fees                                $64,230      $122,243
Reimbursement for partnership administration
  expenses                                      36,953        37,547
Salaries and other allocated expenses           49,105       113,263
                                             -----------  -----------
                                              $150,288      $273,053
                                             ===========  ===========

In addition, all motel staff are employed by GMS. The Partnership reimbursed GMS $234,146 in 1998 and $375,625 in 1997, including a one percent processing fee, for the wages of these employees.

                 MISSION VALLEY COMFORT SUITES LTD.,
                             A California Limited Partnership
                               Notes to Financial Statements
                                           (Continued)
                     Years Ended December 31, 1998 and 1997


Note 7.                                      NET INCOME PER INTEREST

                                                    1998        1997
Income from discontinued operations               $162,320    129,950
Less amount allocated to general partner           (16,232)   (12,995)
                                                -----------  ---------
Income from discontinued operations allocated
   to limited partners                            146,088     116,955
Limited partner interests outstanding throughout
   the year                                         5,900       5,900
                                                ----------  ----------
Income from discontinued operations per interest   $24.76      $19.82
                                                ==========  ==========

Gain on disposal of discontinued operations     $2,668,165   $     -
Less amount allocated to general partner          (278,015)        -
                                                -----------  ---------
Gain on disposal of discontinued operations
   allocated to limited partners                 2,390,150         -
Limited partner interests outstanding throughout
   the year                                          5,900         -
                                                -----------  ---------
Gain on disposal of discontinued operations
   per interest                                  $ 405.11     $    --
                                                 =========    ========


                 MISSION VALLEY COMFORT SUITES LTD.,
                             A California Limited Partnership
                               Notes to Financial Statements
                                           (Continued)
                     Years Ended December 31, 1998 and 1997


Note 8.   SUPPLEMENTAL SCHEDULE OF NONCASH
          INVESTING AND FINANCING ACTIVITIES

Net cash provided by the sale of motel and related assets in 1998 was as follows:


Sale price                                                      $5,000,000
Less payments directly from escrow account:
   Long-term debt                                                 (188,965)
   Sale commission                                                (150,000)
   Net pro rations and other closing costs                         (13,336)
                                                               ------------
                                                                $4,647,699
                                                               ============

                 MISSION VALLEY COMFORT SUITES LTD.,
                             A California Limited Partnership
                               Notes to Financial Statements
                                           (Continued)
                     Years Ended December 31, 1998 and 1997

Item 8.  Changes In and Disagreements with Accountants on
         Accounting and Financial Disclosure

                   None

                     PART III

Item 9.  Directors and Executive Officers of the Registrant

The general partner has general responsibility and ultimate authority in all matters affecting the business of the Partnership.

The general partner and its directors and executive officers as of December 31, 1998 are as follows:

GHG HOSPITALITY, INC. (GHG) was incorporated in November
1989 under the laws of the state of Delaware. GHG was elected as general partner effective January 1, 1990.

J. MARK GROSVENOR, 51, is President and a Director of GHG.
From 1976 to 1988, he served as chief executive officer of Nite Lite Inns, a California corporation, which owned Grosvenor Enterprises, a California limited partnership, which owns Grosvenor Inn. In 1984, he acquired Medallion Foods, Inc., a food processing company, located in Newport, Arkansas. Mr. Grosvenor graduated from San Diego State University with a bachelor's degree in business and finance.

STEPHEN D. BURCHETT, 39, is Vice President of GHG.  From
1984 to 1991 he worked in private business law practice in San Diego, California with Schall, Boudreau & Gore and Kaufman, Lorber, Grady
& Farley. Mr. Burchett graduated from California State University Fullerton in 1981 with a bachelor's degree in finance and from the University of Santa Clara School of Law in 1984 with a juris doctorate.

SYLVIA MELLOR CLARK, 54, is Controller of GHG. In 1978, she joined Grosvenor Industries, Inc., where she is controller and a director. Prior to joining Grosvenor Industries, Inc., she operated her own accounting firm from 1976 to 1978. Ms. Clark graduated from San Diego State University and National University.

Item 10.  Executive Compensation

The Partnership has not paid and does not propose to pay any executive compensation to the general partner or any of its affiliates (except as described in Item 12 below). There are no compensatory plans or arrangements regarding termination of employment or change of control.

                 MISSION VALLEY COMFORT SUITES LTD.,
                             A California Limited Partnership
                               Notes to Financial Statements
                                           (Continued)
                     Years Ended December 31, 1998 and 1997


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

Fees, reimbursements, salaries, and other expenses paid to GHG and GMS and included in total expenses for the years ended December 31, 1998 and 1997 are as follows:

                                                    1998          1997
Management fees                                   $64,230      $122,243
Reimbursement for partnership administration
  expenses                                         36,953        37,547
Salaries and other allocated expenses              49,105       113,263
                                                 ----------   ----------
                                                 $150,288      $273,053
                                                 ==========   ==========

In addition, all motel employees are paid by GMS. The Partnership reimbursed GMS $234,146 in 1998 and $375,625 in 1997, including a one percent processing fee, for the wages of these employees.

                 MISSION VALLEY COMFORT SUITES LTD.,
                             A California Limited Partnership
                               Notes to Financial Statements
                                           (Continued)
                     Years Ended December 31, 1998 and 1997


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

No annual report or proxy material for the fiscal year 1998 has been sent to the limited partners of the Partnership. An annual report will be sent to the limited partners subsequent to this filing and the Partnership has incorporated such reports in this filing.

                    SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(REGISTRANT)            MISSION VALLEY COMFORT SUITES LTD.
                        A California Limited Partnership
                        By:  GHG Hospitality, Inc.
                        Corporate General Partner

(SIGNATURE)             /s/     J. Mark Grosvenor
(NAME AND TITLE)       J. MARK GROSVENOR, President and Director of GHG
(DATE)                 March 26, 1999


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(REGISTRANT)           MISSION VALLEY COMFORT SUITES, LTD.
                       A California Limited Partnership
                       By:  GHG Hospitality, Inc.
                       Corporate General Partner

(SIGNATURE)            /s/     J. Mark Grosvenor
(NAME AND TITLE)       J. MARK GROSVENOR, President and Director of GHG
(DATE)                 March 26, 1999


(SIGNATURE)            /s/     Stephen D. Burchett
(NAME AND TITLE)       STEPHEN D. BURCHETT, Vice President of GHG
(DATE)                 March 26, 1999


(SIGNATURE)           /s/      Sylvia Mellor Clark
(NAME AND TITLE)      SYLVIA MELLOR CLARK, Controller of GHG
(DATE)                March 26, 1999