Form 10QSB
period 1999-03-31
MISSION VALLEY COMFORT SUITES LTD
filed 1999-05-13
CIK 810661

        SECURITIES AND EXCHANGE COMMISSION

             Washington, D.C.  20549

  Form 10-QSB - Quarterly or Transitional Report

 /X/      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    March 31, 1999

 / /      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
           THE EXCHANGE ACT

          For the transition period from               to

         Commission File Number       33-11224-LA

Mission Valley Comfort Suites Ltd., A California Limited Partnership
         (Exact name of small business issuer as specified in its charter)

 California                                                   33-0213497
(State or other jurisdiction of                       (I.R.S.Employer
incorporation or organization)                       Identification Number)

                  PMB 296, 3725 Talbot Street, San Diego, CA 92106 (Address of principal executive offices)

                                (619) 294-9435
                         (Issuer's telephone number)

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

Balance Sheet as of March 31, 1999 and December 31, 1998.

Statement of Operations for the three month period ended March 31, 1999 and March 31, 1998.

Statement of Cash Flows for the three month period ended March 31, 1999 and March 31, 1998.

Notes to Financial Statements.

                                MISSION VALLEY COMFORT SUITES LTD.
                                  A California Limited Partnership
                                            Balance Sheet
                                March 31, 1999 and December 31, 1998
                                            (Unaudited)
                                          (Part 1 of 2)

                                          March 31,   December 31,
          ASSETS                            1999             1998
         --------                        -----------   ------------
Current Assets:
  Cash and cash equivalents              $   234,899   $   256,005
  Accounts receivable                              0             0
  Operating supplies                               0             0
  Prepaid expenses                                 0             0
  Due from Affiliates (Note 4)                14,030        15,234
                                          -----------    -----------
    Total current assets                     248,929       271,239

Investment property, at cost:
  Building and improvements                        0             0
  Furniture, fixtures & equipment                  0             0
                                          -----------    -----------
                                                   0             0
  Less accumulated depreciation                    0             0
                                         ------------   -----------
    Total investment property, net
     of accumulated depreciation                   0             0
Franchise fees, net (note 3)                       0             0
                                          -----------   -----------
                                         $   248,929     $ 271,239
                                          ===========   ===========

         See accompanying notes to financial statements.

                        MISSION VALLEY COMFORT SUITES LTD.
                        A California Limited Partnership
                                 Balance Sheet
                       March 31, 1999 and December 31, 1998
                                 (Unaudited)
                                (Part 2 of 2)

LIABILITIES AND                         March 31, 1999      Dec 31, 1998
PARTNER'S CAPITAL ACCOUNTS              --------------    ---------------
---------------------------
Current liabilities:
 Accounts payable and accrued expenses         41.817            66,133
 Due to Affiliates (note 4)                         0                 0
                                            ----------        ----------
   Total current liabilities                   41,817            66,133
                                            ----------        ----------
Long-term debt (Note 5)                             0                 0
Deferred rent liability (note 6)                    0                 0
                                            -----------     ------------
   Total liabilities                           41,817            66,133
                                            -----------     ------------
Partners' capital accounts:
General partners:
 Capital contributions                         31,210            31,210
 Cumulative net earnings                      192,461           192,461
 Cumulative cash distributions               (223,671)         (223,671)
                                           -------------      ----------
                                                    0                 0
                                           -------------      ----------
Limited partners:
 Capital contributions,net of
            offering costs                  5,117,287         5,117,287
 Cumulative net earnings                    1,622,173         1,620,168
 Cumulative cash distributions             (6,532,349)       (6,532,349)
                                          -------------     --------------
                                              207,112           205,106
                                          -------------     --------------
   Total partners' capital accounts           207,112           205,106
                                          -------------    --------------
                                            $ 248,929         $ 271,239
                                           ============    ==============

                See accompanying notes to financial statements.

                            MISSION VALLEY COMFORT SUITES LTD.,
                             A California Limited Partnership
                                 Statement of Operations
                                   Three Months Ended
                             March 31, 1999 and March 31, 1998
                                         (Unaudited)

                                            THREE MONTHS ENDED
                                                March 31,
                                          1999              1998
                                          -----             ----
Revenues:
Income from Discontinued operations     $      0         $    43,368
Interest Income                            2,009                 916
                                       -----------       ------------
                                           2,009              44,284
                                       -----------       ------------
Net Earnings                            $  2,009         $    44,284
                                       ===========       ============
     Net earnings per limited
      partnership interest               $   .34             $ 6.76
                                         ========           ========

             See accompanying notes to financial statements.

                      MISSION VALLEY COMFORT SUITES LTD.,
                     A California Limited Partnership
                          Statement of Cash Flows
                            Three Months Ended
                     March 31, 1999 and March 31, 1998
                                (Unaudited)

                                                THREE MONTHS ENDED
                                                     March 31,
                                               1999                  1998
                                              ---------           --------
Cash flows from operating activities:
  Net earnings (loss)                         $    2,009        $   44,284
  Adjustments to reconcile net income to cash:
  Depreciation and amortization                        0            51,318
Increase) decrease in:
  Accounts receivable                                  0           (34,842)
  Operating supplies                                   0            (2,576)
  Prepaid expenses                                     0            (6,675)
Increase (decrease) in:
  Accounts payable and accrued expenses          (24,317)           11,949
  Due to/from Affiliates                           1,203           (17,913)
  Deferred rent liability                              0            (7,417)
Net cash provided by (used in)                 ----------         ----------
           operating activities                  (21,106)           38,128
                                               ----------         ----------
Cash flows from investing activities:
   Investment property expenditures                    0           (44,772)
                                               ----------         ----------
Net cash used in investing activities                  0           (44,772)
                                               ----------         ----------
Cash flows from financing activities:
 Proceeds/(Payments) of notes payable                  0            (8,967)
 Cash distributions to partners                        0                 0
Net cash provided by (used in)                 ----------         ----------
          financing activities                         0                 0
                                               ----------         -----------
 Net decrease in cash and cash equivalents       (21,106)          (15,611)
 Cash and cash equivalents, beginning of year    256,005           146,672
                                               ----------         -----------
Cash and cash equivalents, end of year         $ 234,899          $131,061
                                               ==========         ===========
                See  accompanying notes to financial statements.

                    MISSION VALLEY COMFORT SUITES LTD.,
                  A California Limited Partnership
                     Notes to Financial Statements
                           March 31, 1999

Readers of this quarterly report should refer to the partnership audited financial statements and annual report Form 10-KSB (File No. 33-11224-
LA) for the period ended December 31, 1998, as certain footnote disclosures which would substantially duplicate those contained in such financial reports have been omitted from this report.

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

                  MISSION VALLEY COMFORT SUITES LTD.,
                   A California Limited Partnership
                      Notes to Financial Statements
                            March 31, 1999

The following is a summary of the Partnership's significant accounting policies:

Discontinued Operations

All of the Partnership's operations are related to the motel business which was sold on July 2, 1998. Accordingly, all of the revenues and expenses of the Partnership prior to the sale have been presented as discontinued operations in the accompanying statements of operations. Gain on disposal of discontinued operations is net of estimated expenses of $120,709 to administer the affairs of the Partnership until its final liquidation and termination. Approximately $54,576 of the estimated expenses were incurred in 1998 and $24,316 were incurred in the three months ended March 31, 1999. $41,817 of these expenses remain unpaid at March 31, 1999. This estimate could change in the next year due to unforeseen circumstances.

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

                    MISSION VALLEY COMFORT SUITES LTD.,
                     A California Limited Partnership
                       Notes to Financial Statements
                                March 31, 1999

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

                  MISSION VALLEY COMFORT SUITES LTD.,
                    A California Limited Partnership
                      Notes to Financial Statements
                              March 31, 1999

Note 4.  RELATED PARTY TRANSACTIONS

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

At March 31, 1999, $14,030 is due from GHG and GMS relating to reimbursement for these operating expenses.

Note 5.  LONG-TERM DEBT

The Partnership had a note payable which was due in monthly installments of $2,175, including 8% interest, through April 2013. In March 1997, The Partnership voluntarily began making monthly payments of $4,350 in order to retire the note earlier that scheduled and reduce interest expense over the term of the note. The note was secured by a trust deed on the Partnership's motel.

The note, which had a balance of $188,965 as of July 2, 1998, was paid in full in connection with the sale of the motel.

                MISSION VALLEY COMFORT SUITES LTD.,
                  A California Limited Partnership
                   Notes to Financial Statements
                           March 31, 1999

Note 6.   LEASE

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

The lease was assumed by the Purchaser in connection with the sale of the motel. The deferred rent liability, which had a balance of $1,439,082 as of July 2, 1998, was eliminated and was included in the 1998 gain on disposal of discontinued operations.

Note 7.  ADJUSTMENTS

In the opinion of the general partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of and for the three months ended
March 31, 1999.

                       MISSION VALLEY COMFORT SUITES LTD.,
                       A California Limited Partnership
                        Notes to Financial Statements
                                March 31, 1999


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financial Condition:

On February 6, 1987, the Partnership commenced its public offering pursuant to its Prospectus. On March 21, 1988, the Partnership completed the public offering. The Partnership received $5,117,287 (net of offering costs of $782,713) from the sale of limited partnership interests. These funds were available for investment in property, to pay legal fees and other costs related to the investments, to pay operating expenses, and for working capital. The majority of the proceeds were used to acquire and construct the property.

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

                    MISSION VALLEY COMFORT SUITES LTD.,
                      A California Limited Partnership
                        Notes to Financial Statements
                               March 31, 1999


The Partnership paid a liquidating distribution to the limited partners of $4,446,371 ($753.62 per interest) on July 21, 1998. The Partnership retained some cash to cover its remaining liabilities and any unexpected claims. Any amount not needed for this purpose will be distributed to the partners when management determines that all liabilities and potential claims have been paid or provided for at which time management intends to cause the Partnership to be dissolved. At the date of this report, management estimates that the final distribution will be paid to the limited partners before or during the third quarter of 1999.

The liquidation and dissolution of the Partnership was approved by limited partners holding a majority of the Partnership's limited partnership interests pursuant to a Consent Solicitation Statement dated June 18, 1998.

Accrued expenses as of March 31, 1999, includes costs of $41,817 to administer the affairs of the Partnership until the final liquidation and dissolution, which as of the date of this report management estimates to be before or during the third quarter of 1999.

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

Effective April 1, 1993, the land lease was amended. Under the amended land lease, annual rent increases were based on the lesser of the increase in the Consumer Price Index or 5%, and there was no minimum annual increase. Consequently, rent expense was recognized based on the amount due each month rather than on the straight-line basis. In addition, the deferred rent liability accrued prior to April 1, 1993 was credited to income on a straight-line basis over the remaining term of the lease. The lease was assumed by the Purchaser in connection with the sale of the motel. The deferred rent liability, which had a balance of $1,439,082 as of July 2, 1998, was eliminated and was included in the 1998 gain on disposal of discontinued operations.
                                     Page 11

                   MISSION VALLEY COMFORT SUITES LTD.,
                    A California Limited Partnership
                       Notes to Financial Statements
                               March 31, 1999

     Results of Operations:

All of the Partnership's operations are related to the motel business which was sold on July 2, 1998.

Gain on disposal of discontinued operations of $2,668,165 in 1998 is comprised of a gain of $1,365,117 on the sale of the motel and related assets, a gain of $1,439,082 related to the elimination of the deferred rent liability, costs of $15,325 associated with obtaining the consent of limited partners to sell the motel and liquidate and dissolve the Partnership, and estimated expenses of $120,709 to administer the affairs of the Partnership from the date of the sale until the final liquidation and dissolution. Management estimates that this final liquidation and dissolution will occur before or during the third quarter of 1999. Approximately $41,817 of the estimated expenses were unpaid at March 31, 1999.

     Year 2000 Issues:
Many existing computer programs use only two digits to identify a year in the date field. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000.

Based on the sale of substantially all of the Partnership's assets and the cessation of substantially all of the Partnership's operations, management believes that the Year 2000 issues will not have a material effect on the Partnership.
                                  Page 12

                   MISSION VALLEY COMFORT SUITES LTD.,
                    A California Limited Partnership
                       Notes to Financial Statements
                             March 31, 1999

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

(REGISTRANT)               Mission Valley Comfort Suites Ltd.,
                           A California Limited Partnership
                           By:    GHG Hospitality, Inc.
                                  Corporate General Partner

By (SIGNATURE)                    /s/        Stephen D. Burchett
   (NAME AND TILE)                Stephen D. Burchett, Vice President
   (DATE)                         May 12, 1999

By  (SIGNATURE)                   /s/        Sylvia Mellor Clark
    (NAME AND TITLE )             Sylvia Mellor Clark, Controller
    (DATE)                        May 12, 1999