Form 10QSB
period 1999-06-30
MISSION VALLEY COMFORT SUITES LTD
filed 1999-08-16
CIK 810661

        SECURITIES AND EXCHANGE COMMISSION

             Washington, D.C.  20549

  Form 10-QSB - Quarterly or Transitional Report

 /X/      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    June 30, 1999

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

Balance Sheet as of June 30, 1999 and December 31, 1998.

Statement of Operations for the three month and six month periods ended June 30, 1999 and June 30, 1998.

Statement of Cash Flows for the three month ans six month periods ended June 30, 1999 and June 30, 1998.

Notes to Financial Statements.

                                MISSION VALLEY COMFORT SUITES LTD.
                                  A California Limited Partnership
                                            Balance Sheet
                                June 30, 1999 and December 31, 1998
                                            (Unaudited)
                                          (Part 1 of 2)

                                          June 30,     December 31,
          ASSETS                            1999             1998
         --------                        -----------   ------------
Current Assets:
  Cash and cash equivalents              $         0   $   256,005
  Accounts receivable                              0             0
  Operating supplies                               0             0
  Prepaid expenses                                 0             0
  Due from Affiliates (Note 4)                     0        15,234
                                          -----------    -----------
    Total current assets                           0       271,239

Investment property, at cost:
  Building and improvements                        0             0
  Furniture, fixtures & equipment                  0             0
                                          -----------    -----------
                                                   0             0
  Less accumulated depreciation                    0             0
                                         ------------   -----------
    Total investment property, net
     of accumulated depreciation                   0             0
Franchise fees, net (note 3)                       0             0
                                          -----------   -----------
                                         $         0     $ 271,239
                                          ===========   ===========

         See accompanying notes to financial statements.

                        MISSION VALLEY COMFORT SUITES LTD.
                        A California Limited Partnership
                                 Balance Sheet
                       June 30, 1999 and December 31, 1998
                                 (Unaudited)
                                (Part 2 of 2)

LIABILITIES AND                         June 30, 1999      Dec 31, 1998
PARTNER'S CAPITAL ACCOUNTS              --------------    ---------------
---------------------------
Current liabilities:
 Accounts payable and accrued expenses              0            66,133
 Due to Affiliates (note 4)                         0                 0
                                            ----------        ----------
   Total current liabilities                        0            66,133
                                            ----------        ----------
Long-term debt (Note 5)                             0                 0
Deferred rent liability (note 6)                    0                 0
                                            -----------     ------------
   Total liabilities                                0            66,133
                                            -----------     ------------
Partners' capital accounts:
General partners:
 Capital contributions                         31,210            31,210
 Cumulative net earnings                      192,461           192,461
 Cumulative cash distributions               (223,671)         (223,671)
                                           -------------      ----------
                                                    0                 0
                                           -------------      ----------
Limited partners:
 Capital contributions,net of
            offering costs                  5,117,287         5,117,287
 Cumulative net earnings                    1,627,933         1,620,168
 Cumulative cash distributions             (6,745,220)       (6,532,349)
                                          -------------     --------------
                                                    0           205,106
                                          -------------     --------------
   Total partners' capital accounts                 0           205,106
                                          -------------    --------------
                                            $       0         $ 271,239
                                           ============    ==============

                See accompanying notes to financial statements.

                            MISSION VALLEY COMFORT SUITES LTD.,
                             A California Limited Partnership
                                 Statement of Operations
                             Three Months and Six Months Ended
                             June 30, 1999 and June 30, 1998
                                         (Unaudited)

                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                          June 30,                JUNE 30,
                                      1999        1998       1999      1998
                                     -----        ----       ----      ----
Revenues:
Income from Discontinued operations $  3,802    $101,355   $ 3,802   $144,723
Interest Income                        1,958         598     3,967      1,514
                                    ---------   ---------  --------  --------
                                       5,760     101,953     7,769    146,237
                                    ---------   ---------  --------  --------
Net Earnings                        $  5,760    $101,953   $ 7,769   $146,237
                                    =========   =========  ========  ========
     Net earnings per limited
      partnership interest           $   .98     $15.55     $ 1.32   $22.31
                                     ========   ========    =======   ======

             See accompanying notes to financial statements.

                      MISSION VALLEY COMFORT SUITES LTD.,
                     A California Limited Partnership
                          Statement of Cash Flows
                      Three Months and Six Months Ended
                       June 30, 1999 and June 30, 1998
                                (Unaudited)

                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                             June 30,             June 30,
                                          1999       1998      1999     1998
                                         -------   --------   ------   -------
Cash flows from operating activities:
  Net earnings (loss)                  $ 5,760   $ 101,953    $ 7,769  $146,237
  Adjustments to reconcile net income to cash:
  Depreciation and amortization              0      51,308          0   102,626
Increase) decrease in:
 Accounts receivable                         0      29,420          0    (5,422)
  Operating supplies                         0       1,629          0      (947)
  Prepaid expenses                           0      22,109          0    15,434
Increase (decrease) in:
  Accounts payable/accrued expenses     (41,813)      (219)    (66,133)  11,730
  Due to/from Affiliates                 14,026     25,267      15,229    7,354
  Deferred rent liability                     0     (7,418)          0  (14,835)
                                       ---------  ----------   -------- --------
Net cash provided by (used in)
           operating activities         (22,027)   224,047     (43,133) 262,175

Cash flows from investing activities:
   Investment property expenditures           0          0           0        0
                                       ---------  ----------  --------  --------
Net cash used in investing activities         0          0           0        0

Cash flows from financing activities:
 Proceeds/(Payments) of notes payable         0     (9,149)          0  (18,116)
 Cash distributions to partners        (212,872)   (29,999)   (212,872) (29,999)
                                       ---------  ----------  --------  --------
Net cash provided by (used in)
          financing activities         (212,872)   (39,148)   (212,872) (48,115)
                                       ---------  ----------  --------  --------
Net increase in cash/cash equivalents  (234,899)   184,899    (256,005)  169,288
 Cash and cash equivalents,
           beginning of period          234,899    131,061     256,005   146,672
                                       ---------  ---------  ---------  --------
Cash/cash equivalents, end of period          0     315,959         0     315,959
                                       =========  =========  =========  ========
                See  accompanying notes to financial statements.

                    MISSION VALLEY COMFORT SUITES LTD.,
                  A California Limited Partnership
                     Notes to Financial Statements
                           June 30, 1999

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

The Partnership paid a liquidating distribution to the limited partners of $4,446,371 ($753.62 per interest) on July 21, 1998. The Partnership had retained cash to cover its remaining liabilities and any unexpected claims. In June 1999 the partnership paid all remaining expenses to close the partnership. The remaining funds totaling $212,872 ($36.08 per interest) was then paid to the limited partners as a final distribution. The partnership will be dissolved on or before August 31, 1999. Since the partnership was in existence in 1999 a final partnership tax reurn for 1999 will be filed and final K-1s for 1999 will be mailed to the partners before March 1, 2000.

The liquidation and dissolution of the Partnership was approved by limited partners holding a majority of the Partnership's limited partnership interests pursuant to a Consent Solicitation Statement dated June 18, 1998.

                  MISSION VALLEY COMFORT SUITES LTD.,
                   A California Limited Partnership
                      Notes to Financial Statements
                            June 30, 1999

The following is a summary of the Partnership's significant accounting policies:

Discontinued Operations

All of the Partnership's operations are related to the motel business which was sold on July 2, 1998. Accordingly, all of the revenues and expenses of the Partnership prior to the sale have been presented as discontinued operations in the accompanying statements of operations. 1998 Gain on disposal of discontinued operations was netted by estimated expenses of $120,709 to administer the affairs of the Partnership until its final liquidation and termination. Approximately $54,576 of the estimated expenses were incurred in 1998 and $62,331 were incurred in the six months ended June 30, 1999 totaling $116,907. The expenses to administer the affairs of the Partnership was over estimated in 1998 resulting in $3,802 shown as other income for the six months ended June 30, 1999.

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

                    MISSION VALLEY COMFORT SUITES LTD.,
                     A California Limited Partnership
                       Notes to Financial Statements
                                June 30, 1999

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

                  MISSION VALLEY COMFORT SUITES LTD.,
                    A California Limited Partnership
                      Notes to Financial Statements
                              June 30, 1999

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

At June 30, 1999, balances due to/from GHG and GMS relating to the reimbursement of these operating expenses were paid in full.

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

                MISSION VALLEY COMFORT SUITES LTD.,
                  A California Limited Partnership
                   Notes to Financial Statements
                           June 30, 1999

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

Note 7.  ADJUSTMENTS

In the opinion of the general partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of and for the three months and six months ended June 30, 1999.

                       MISSION VALLEY COMFORT SUITES LTD.,
                       A California Limited Partnership
                        Notes to Financial Statements
                                June 30, 1999


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

                    MISSION VALLEY COMFORT SUITES LTD.,
                      A California Limited Partnership
                        Notes to Financial Statements
                               June 30, 1999


The Partnership paid a liquidating distribution to the limited partners of $4,446,371 ($753.62 per interest) on July 21, 1998. At that time the Partnership retained some cash to cover its remaining liabilities and any unexpected claims. In June 1999 the partnership paid all remaining expenses and claims to close the Partnership. The remaining funds totaling $212,872 ($36.08 per interest) was paid to the limited partners on 6/25/99 as a final distribution. The partnership will be dissolved on or before August 31, 1999. Since the partnership was in existence in 1999 a final partnership tax return will be filed for 1999 and final K1s for 1999 will be mailed to the partners before March 1, 2000.

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

                   MISSION VALLEY COMFORT SUITES LTD.,
                    A California Limited Partnership
                       Notes to Financial Statements
                               June 30, 1999

     Results of Operations:

All of the Partnership's operations are related to the motel business which was sold on July 2, 1998.

The 19998 gain on disposal of discontinued operations ($2,668,165) was comprised of a gain of $1,365,117 on the sale of the motel and related assets, a gain of $1,439,082 related to the elimination of the deferred rent liability, costs of $15,325 associated with obtaining the consent of limited partners to sell the motel and liquidate and dissolve the Partnership, and estimated expenses of $120,709 to administer the affairs of the Partnership from the date of the sale until the final liquidation and dissolution. The expenses to administer the affairs of the Partnership until final liquidation and dissolution actually totaled $116,906 resulting in $3,802 shown as other income for the six months ended June 30, 1999.

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

                   MISSION VALLEY COMFORT SUITES LTD.,
                    A California Limited Partnership
                       Notes to Financial Statements
                             June 30, 1999

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

(REGISTRANT)               Mission Valley Comfort Suites Ltd.,
                           A California Limited Partnership
                           By:    GHG Hospitality, Inc.
                                  Corporate General Partner

By (SIGNATURE)                    /s/        Stephen D. Burchett
   (NAME AND TILE)                Stephen D. Burchett, Vice President
   (DATE)                         August 12, 1999

By  (SIGNATURE)                   /s/        Sylvia Mellor Clark
    (NAME AND TITLE )             Sylvia Mellor Clark, Controller
    (DATE)                        August 12, 1999